Form 10-K
period 2023-12-31
MASTEC INC
filed 2024-03-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.1 billion based on the closing price per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2023.
    There were 79,281,638 shares of common stock outstanding as of February 27, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
    The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2024 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
These forward-looking statements are based on our current expectations. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:
•    market conditions, including from rising or elevated levels of inflation or interest rates, regulatory or policy changes, including permitting processes and tax incentives that affect us or our customers’ industries, supply chain issues and technological developments;
•    the effect of federal, local, state, foreign or tax legislation and other regulations affecting the industries we serve and related projects and expenditures;
•project delays due to permitting processes, compliance with environmental and other regulatory requirements and challenges to the granting of project permits, which could cause increased costs and delayed or reduced revenue;
•the effect on demand for our services of changes in the amount of capital expenditures by our customers due to, among other things, economic conditions, including potential economic downturns, inflationary issues, the availability and cost of financing, supply chain disruptions, climate-related matters, customer consolidation in the industries we serve and/or the effects of public health matters;
•activity in the industries we serve and the impact on the expenditure levels of our customers of, among other items, fluctuations in commodity prices, including for fuel and energy sources, fluctuations in the cost of materials, labor, supplies or equipment, and/or supply-related issues that affect availability or cause delays for such items;
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
•our ability to manage projects effectively and in accordance with our estimates, as well as our ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects and estimates of the recoverability of change orders;
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
•the timing and extent of fluctuations in operational, geographic and weather factors, including from climate-related events, that affect our customers, projects and the industries in which we operate;
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
•systems and information technology interruptions and/or data security breaches that could adversely affect our ability to operate, our operating results, our data security or our reputation, or other cybersecurity-related matters;
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
•    risks associated with volatility of our stock price or any dilution or stock price volatility that shareholders may experience, including as a result of shares we may issue as purchase consideration in connection with acquisitions, or as a result of other stock issuances;
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
•risks associated with our internal controls over financial reporting;
•    risks related to a small number of our existing shareholders having the ability to influence major corporate decisions; and
•    other factors referenced in this Annual Report, including, without limitation, under Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors detailed from time to time in the reports and other filings we make with the Securities and Exchange Commission (the “SEC”).
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

PART I
ITEM 1.    BUSINESS
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 95 years. For the twelve month period ended December 31, 2023 we had an average of, and as of December 31, 2023, we had, approximately 34,000 employees. For the twelve month period ended December 31, 2023, we had an average of approximately 840 locations, and as of December 31, 2023, we had approximately 850 locations. We offer our services under the MasTec® and other service marks and we are ranked among the Top 400 Contractors by Engineering News-Record.
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
We seek to grow and diversify our business both organically and through acquisitions and/or strategic arrangements in order to deepen our market presence and customer base, broaden our geographic reach and expand our service offerings. In 2021, we initiated a significant transformation of our end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant business combination activity, including expansion of our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services. For discussion of our recent acquisitions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business,” which is incorporated by reference.
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services.
Our Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. Our Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations; and environmental planning and compliance services. Our Oil and Gas segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, water and carbon capture sequestration pipelines, as well as pipeline integrity and other services for the energy and utilities industries. The Other segment includes certain equity investees, the services of which may vary from those provided by our primary segments, as well as other small business units with activities in certain international end-markets. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Opportunities in our Communications Segment
Rapid proliferation in service offerings to data consumers continues to spur demand for fast and more reliable wireless and wireline/fiber communications network services. Increased use of mobile devices, mobile and remote technologies and advancements in the “Internet of Things (IoT)” is expected to require new and upgraded networks to meet the data traffic and reliability demands of these technologies, including video and streaming services, connected devices, smartphone security authentication applications, ‘smart’ technologies, artificial intelligence and advanced data services, such as video surveillance, robotics, drones, digital health and farming applications, among others. According to IBISWorld’s November 2023 publication, “Wireless Tower Construction in the U.S.” (the “IBISWorld November 2023 publication”), demand for telecommunications infrastructure is expected to grow to $12.4 billion over the five year period through 2028. The IBISWorld November 2023 publication also predicts that telecommunications service providers will invest substantially to improve network infrastructure and increase bandwidth to support video, Voice over Internet Protocol (VoIP) and other high-speed data services.
Telecommunications companies are projected to play a significant role in shaping the future as next generation 5G wireless technology continues to gain traction among both businesses and consumers. 5G, the next generation of wireless and fixed wireless network capacity, is expected to provide a platform for the IoT, which can be harnessed to drive innovation and improvements in commerce, transportation, supply chain, research, healthcare, education, public safety, the development of “Smart Cities,” “Smart Homes” and “Smart Farming,” among many other applications. 5G is expected to provide businesses with significant real-time visibility, insight and control over assets, products and services, with the potential to transform how businesses operate and deliver new products and services.

In response to these growing opportunities, communications service providers (“CSPs”) are expanding, densifying and optimizing current 5G wireless and wireline/fiber communications network capacity. To achieve nationwide coverage levels, changes to the structure of the network architecture for 5G wireless communications will require a longer period of installation when compared to past generation wireless infrastructure changes. Large scale 5G deployments, which are ongoing and expected to continue over the next several years, will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells, distributed antenna systems and fiber network expansion to densify network performance. We believe that continued nationwide 5G tower deployments, deployment of small/micro cells, fiber network expansion by major carriers in support of 5G and, according to IBIS World’s November 2023 publication, retrofits and upgrades of current generation towers to transition towers to 5G, will lead to growing demand for 5G telecommunications infrastructure over multiple years. In addition, recently announced proposed reforms under the White House Council on Environmental Quality (the “CEQ”) would modernize and accelerate environmental reviews to facilitate the deployment of clean energy, transmission, broadband, clean water and other infrastructure. Additionally, there are several recent initiatives designed to drive development of telecommunications and 5G infrastructure in rural areas. Concurrent with the expected build-out of 5G infrastructure, IBISWorld’s November 2023 publication expects that CSPs will need to strategically upgrade legacy 4G networks to support these networks until nationwide 5G coverage has been achieved.
We believe that there will be significant fiber network expansion resulting from the combination of carrier spend and government programs that are expected to incentivize private investment in telecommunications infrastructure. According to KeyBanc’s January 2024 Capital Markets report, fiber is believed to be the most cost-effective broadband technology and the best way to meet consumers’ increase in data and bandwidth usage, with major carriers planning and embarking on substantial multi-year fiber to the home build programs in recent years. The Infrastructure Investment and Jobs Act (the “IIJA”), which was signed into law in November 2021, provides approximately $65 billion of funding to improve and expand the nation’s broadband infrastructure and to make broadband more affordable for low-income Americans, including the Broadband Equity, Access and Deployment (“BEAD”) Program. BEAD will provide over $42 billion to expand high-speed internet access by funding planning, infrastructure deployment and adoption programs, with priority for unserved and underserved areas. KeyBanc’s January 2024 Capital Markets report predicts that construction activity under the BEAD program will largely commence late in 2024 or in 2025. Other government programs that have committed to provide funding through 2030 include the Rural Digital Opportunity Fund (“RDOF”), which has committed to provide over $20 billion in funding to build and connect gigabit broadband speeds in unserved rural areas, of which approximately $10 billion remains available as of the end of 2023, according to KeyBanc’s January 2024 Capital Markets report. Carriers are also investing in telecommunications infrastructure to expand their fiber footprint across the nation. One such example is the AT&T and BlackRock Alternatives private equity fiber partnership, Gigapower LLC (“Gigapower”), which will operate a commercial fiber-optic platform in the Unites States. Gigapower plans to deploy its network to an initial 1.5 million customer locations outside of AT&T’s traditional wireline service presence. According to KeyBanc’s January 2024 Capital Markets report, the recent higher cost of capital has resulted in project timing fluctuations for certain fiber projects, though carriers continue to stress the importance of these builds.
The market for Smart City initiatives, in which cities use IoT technologies, artificial intelligence and cloud storage to collect and use insights gained from data to manage city assets, resources and services more efficiently, is a developing trend that is expected to accelerate due to the combination of increased data speeds and data capacity capabilities of wireless and wireline networks, developing IoT applications, cloud computing and artificial intelligence. Smart City initiatives include such technologies as Wi-Fi kiosks, smart lighting solutions, utility meters, smart traffic management systems, video sensors, weather sensors, drone sensors for public safety efforts and radio frequency identification sensors in the pavement. Grand View Research, in their 2024-2030 Smart Cities Market Size, Share & Trends Analysis report, estimated that the global Smart Cities market size was valued at approximately $750 billion in 2023, and is expected to grow at an estimated compound annual growth rate of approximately 26% from 2023 to 2030. Smart Home technologies represent a wide range of solutions for monitoring, controlling and automating functions in a home, including home intelligence and connected home technologies. The Smart Home market is undergoing significant transformation due to rising demand for innovative wireless and digital solutions, including HVAC controllers, connected cameras, video doorbells, connected light bulbs, smart locks and entertainment controls, among others. These technologies are expected to benefit from the global rollout of 5G and improvements in Wi-Fi technologies, which are revolutionizing the delivery of IoT services. Mordor Intelligence, in their Smart Homes Market 2024-2029 report, predicts that the U.S. Smart Home market, which was estimated at approximately $120 billion in 2024, will grow at an estimated compound annual growth rate of approximately 25% from 2024 to 2029. We believe that opportunities for installation and maintenance of both Smart City and Smart Home technologies will provide future growth opportunities, including for our install-to-the-home services business.
As one of the largest providers of communications infrastructure services, we believe that we are well-positioned to benefit from the expected multi-year significant and broad opportunities in the telecommunications market as previously described.
Opportunities in our Clean Energy and Infrastructure Segment
Climate change and carbon emission reduction initiatives continue to drive trends in the mix of fuel sources used in energy generation toward cleaner and more sustainable energy sources. According to Deloitte’s 2024 Renewable Energy Industry Outlook, many businesses, states, cities and utilities have either mandatory or announced decarbonization plans, with many utilities having decarbonization targets, and an increasing number of major corporations that have joined the RE100, a global corporate initiative to procure electricity entirely from renewable sources. According to a January 2024 publication by BloombergNEF, global investment in low-carbon energy transition projects totaled approximately $1.8 trillion in 2023, a 17% increase over 2022. Of the total 2023 investment in low-carbon energy transition projects, renewable energy projects, including wind, solar and biofuels, totaled $623 billion, an 8% increase over 2022.
Growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including wind, solar, biomass and other sources. Many states have adopted renewable portfolio standards or renewable energy goals to diversify their energy resources, promote domestic energy production and encourage economic development. Rising state renewable portfolio standards, increasing levels of corporate and residential demand, and improving economic competitiveness of renewable sources continue to be key drivers for their growth. In addition, growing efforts to address electric grid resiliency are expected to drive growth in renewables, as utilities and their customers increasingly consider renewable microgrids combined with energy storage solutions to support critical facilities.

The transition to a low carbon economy is expected to require rapid transformation of, and significant investment in, the power sector. According to BloombergNEF’s January 2024 publication, global energy transition and grid investment will need to triple to approximately $4.8 trillion from 2024 to 2030 to achieve the global net zero goals called for in the Paris Climate Agreement. Certain governmental and policy initiatives are expected to drive growth in renewable energy infrastructure, including the IIJA, which includes funding for renewable energy innovation and deployment. The IIJA allocates $65 billion to power infrastructure and energy programs, which includes funding for fuels and technology investment, including carbon initiatives, clean energy technology supply chains, including battery power initiatives, solar energy research and development, and the development and deployment of hydrogen from clean energy sources, among others. In addition, the August 2022 Inflation Reduction Act (“IRA”) contains provisions that are designed to accelerate the deployment of clean energy technologies, reduce carbon emissions, lower energy prices and support the development of a reliable and affordable energy sector. The IRA provides almost $370 billion in clean energy funding to facilitate the clean energy transition, primarily in the form of tax incentives, grants and loan guarantees. Among the clean energy and climate provisions is approximately $70 billion of incentives over the next decade, including extensions of the renewable energy production tax credit and the investment tax credit for solar and other energy technologies, as well as production tax credits and investment tax credits for the qualified production of clean hydrogen and other clean fuels.
As a result of the above trends and factors, we expect continued demand for construction of renewable and other clean energy infrastructure in the coming years. In addition, we believe that wind infrastructure will also benefit from the replacement and repowering of existing wind turbines and foundations with next generation, higher efficiency turbines, as well as maintenance of aging wind farms. According to an October 2023 Wood MacKenzie article, repowering of aging wind assets is expected to see significant growth in the U.S. due to tax incentives provided for in the IRA that apply to wind assets over ten years old. Wind repowering is expected to be performed on over 20% of the existing U.S. onshore wind fleet by the end of 2028.
We also provide heavy civil infrastructure construction services, including the construction and maintenance of buildings, roads, bridges, water/sewer systems and other civil infrastructure. We believe that the incentives under the IIJA and other policies, as well as initiatives to upgrade and replace aging infrastructure, will lead to increased investment and future growth opportunities in this area. The IIJA includes approximately $110 billion of funding for roads and bridges, including $40 billion of funding for bridge repair, replacement and rehabilitation and $16 billion of funding for other major infrastructure projects, as well as approximately $50 billion of funding for water infrastructure, including for weatherization efforts to reduce the impact of climate change and to protect against droughts and floods.
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
We are one of the leading renewable contractors in North America, with expertise in wind, solar and other renewables, as well as a leading contractor in the construction of industrial and other power plants and heavy civil infrastructure, and we expect to benefit from market trends in these industries.
Opportunities in our Power Delivery Segment
The U.S. electrical transmission and distribution infrastructure, referred to as “the grid,” is composed of a network of electric generating facilities, high voltage transmission lines, substations and distribution lines that bring power to homes and businesses. The grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power. This will include strengthening aging infrastructure, addressing future grid resiliency and modernization efforts (“Smart Grid”) and adapting to changing energy supply, population shifts and distribution requirements, including the impact of the shift toward electric vehicle technologies. According to an October 2023 IBIS World report, U.S. industry revenue for construction and repair work on electric power transmission infrastructure was projected to approximate $53.8 billion in 2023. We expect future growth in electric transmission and distribution infrastructure from projects to digitize, modernize, harden and secure the grid against increasing levels of disruption from natural and man-made disasters, including extreme weather events, wildfires and potential cyber-attacks, as well as to address changing energy supply requirements and grid reliability.
In addition, clean energy production trends are expected to lead to increased investment in electric infrastructure, with a changing fuel mix that is moving toward lower carbon and more sustainable energy sources, such as natural gas and renewables. Power grid investment will be a key component of the low-carbon energy transition that is currently underway. According to the DOE’s Annual Energy Outlook 2023, the percentage of U.S. electricity generated by renewable sources is expected to triple to almost 60% by 2050.
The expected growth in electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind, solar and other renewable power generation resources are typically located in remote areas of the country, far from industrial users and major population centers. Growth in electrical power generation from renewable sources in the U.S. will require grid updates to provide for storage of electricity from renewable energy sources and capabilities that can accommodate supply and demand for these new energy sources. BloombergNEF reported almost $310 billion of global power grid investment in 2023. Future demand for electrical transmission and distribution infrastructure is also expected to result from ‘Smart Utility’ initiatives, which seek to address growing populations, environmental goals and the need to optimize resources, as well as electric vehicles, as consumers and automakers increasingly shift toward electric vehicle technologies. According to a BloombergNEF January 2024 publication, global investment in electrified transport infrastructure grew to approximately $630 billion in 2023, an increase of over 30% from 2022. In its report, BloombergNEF predicts that energy transition and grid investment will need to triple to approximately $4.8 trillion from 2024 to 2030 to achieve global net zero goals, with electrified transport, renewable energy and grid investment representing the largest energy transition investment opportunities.
These trends, along with governmental climate change policy initiatives toward net zero carbon emissions, as well as the IIJA and IRA programs, which are designed to incentivize investment in clean energy technologies for power generation, are expected to drive significant future investment in electric infrastructure. The IIJA includes approximately $65 billion for upgrades to power infrastructure, research and development of transmission and electricity distribution technologies and smart grid technologies. The funding is focused on grid reliability and security, renewable energy innovation and deployment, and ensuring supply chains critical for energy innovation. The IIJA also includes $7.5 billion for investment in a national network of electric vehicle chargers. In addition, among the key provisions of the IRA is funding to address climate change, beginning with a rapid transition in the nation’s energy system to cleaner sources of electric power generation. The IRA includes billions of dollars in tax incentives, grants and loan programs to support the development, and accelerate deployment of, clean energy power projects, including for energy generation, energy manufacturing, clean fuels, clean vehicles and energy efficiency.
We believe significant capital investment in the transmission and distribution system will be required to meet the above-mentioned infrastructure requirements, and that we are well-positioned to benefit from these developing trends.
Opportunities in our Oil and Gas Segment
We are one of the largest pipeline contractors in North America, with a balanced portfolio of service offerings, including union and non-union services. Our pipeline offerings include construction and maintenance services for pipeline distribution, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services for the energy and utilities industries. Our pipeline integrity services include replacement and repair of pipeline infrastructure, facilitating their safe use throughout their lifecycle.
Notwithstanding efforts to reduce reliance on fossil fuel-related energy sources and transition to renewable sources, we expect that natural gas power generation will remain a fuel of choice, both for primary power generation, and for baseload backup power generation to support intermittent clean energy sources. According to the DOE’s Annual Energy Outlook 2023, natural gas is expected to approximate 20% of U.S. electricity generation in 2050, the second largest source behind renewable technologies.
In addition, demand for liquefied natural gas (“LNG”) exports has risen in recent years, including as a result of the war in Ukraine, with the U.S. having exported more LNG than any other country as of June 2023, according to a September 2023 publication by the U.S. Energy Information Administration. Although the Department of Energy recently announced a pause in the issuance of new LNG project permits in order to address certain environmental and other concerns, the pause is not expected to affect existing LNG projects, those under construction, or those for which permits have already been granted. A February 2024 S&P Global Community Insights article indicates that US gas producers expect that the current pause in new permit issuances will have a limited effect over the next few years due to anticipated growth in LNG demand from existing projects. As a result, we expect there will be continued demand for construction of pipeline infrastructure for the transport of LNG to coastal export facilities over the next few years. Additionally, we believe that gas utility distribution spending for replacement and rehabilitation of aging infrastructure will accelerate over the next several years due to regulatory, sustainability and safety concerns. Similarly, we expect that aging pipeline infrastructure will increasingly require replacement lines and pipeline integrity services as our customers look to enhance the safety, productivity and lives of existing infrastructure.
Recent developments in decarbonization and carbon emission reductions are driving demand for carbon capture sequestration technologies as well as the use of hydrogen as a clean energy power source. Pipeline infrastructure is expected to play a key role in the transformation to low-carbon energy sources, including from carbon capture and hydrogen technologies, and we believe that we are well positioned to support these developing market trends in the energy transition. The IIJA includes funding for carbon initiatives and hydrogen hubs, including for carbon capture technologies, and the IRA also provides incentives and provisions for hydrogen, carbon capture, utilization and sequestration technologies.
We believe that the above-mentioned trends will support continued levels of future project activity across multiple service offerings we provide and that we are well-positioned to benefit from these trends.
Competitive Strengths
Our competitive strengths include:
Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest providers of communications, utility, power (including from renewable and other energy generation sources), civil and transportation infrastructure in North America, among others. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor to our customers.
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
North American Footprint. Including our predecessor companies, we have been in business for almost 95 years and are one of the largest infrastructure construction services companies in North America operating primarily in the United States and Canada. For the twelve month period ended December 31, 2023 we had an average of, and as of December 31, 2023, we had, approximately 34,000 employees. For the twelve month period ended December 31, 2023, we had an average of approximately 840 locations, and as of December 31, 2023, we had approximately 850 locations. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.

Ability to Respond Quickly and Effectively. The skills required to serve our end-markets are similar, which allows us to utilize qualified personnel across multiple end-markets and projects. We are able to respond quickly and effectively to industry, market and technological changes, demand and major weather and/or climate-related events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost-effective and timely services for our customers.  We have demonstrated that we have the ability, resources and comprehensive service capabilities required to handle large and complex projects, and our geographic reach, diverse service offerings, deep market presence, operational scalability and financial stability enable us to meet our customers’ changing needs.
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
Sustainability Governance. We believe that sustainability is central to our mission and success. The Nominating, Sustainability and Corporate Governance Committee of our Board of Directors has oversight of sustainability matters for MasTec, including overseeing MasTec’s approach to considering, evaluating and integrating corporate responsibility and sustainability matters, including environmental, social and governance principles and climate-related matters into our business strategy and decision-making processes.
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
Stakeholder Engagement. Stakeholder engagement is a key element of our sustainability efforts and communications. We regularly engage with our investors, employees, customers, subcontractors, suppliers and communities to understand the priority sustainability issues for our business. The feedback we receive from our engagement efforts informs our understanding of the issues that are most significant to our stakeholders. We seek to monitor these issues and effectively communicate with our stakeholders to strengthen these relationships.
Investing in a Sustainable Future
Investment in sustainable business opportunities is a key component of our business strategy for future growth. Through the construction services we provide, we help to modernize, connect and make our communities safer and more sustainable while helping to build our nation’s infrastructure, including the development and expansion of our nation’s clean energy footprint and the transformation of our power delivery and pipeline infrastructure. Our telecommunications and install-to-the home services are also expected to play a key role in expanding connectivity to and within homes and communities, including in rural areas, facilitating the transformation to an inclusive and sustainable future. We are committed to working together with our customers to upgrade our nation’s infrastructure – to build better, stronger and more versatile infrastructure to meet the opportunities and challenges of our nation’s future.
Clean energy infrastructure. As a leading North American clean energy contractor, we are committed to working with our customers to advance the energy transition to a low carbon economy. In the fourth quarter of 2022, we completed the acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”), one of the largest utility-scale renewable energy infrastructure solutions providers in North America, significantly expanding the scale, expertise and capacity of our renewable power construction and maintenance service offerings. Through our Clean Energy and Infrastructure segment, we provide engineering, procurement and construction services and project management solutions to the power market, with services across wind, solar, biofuels, waste-to-energy (WtE) and biogas, cogeneration or combined heat and power projects, gas and hydrogen-fired power projects, battery storage and other clean energy technologies. Our Clean Energy and Infrastructure segment has grown significantly from $300 million in revenue for 2017 to approximately $4.0 billion in revenue for the year ended December 31, 2023. Our renewable and other clean energy technologies business, which represented approximately 3%, or $170 million of our consolidated revenue in 2017, has grown to approximately 18%, or $2 billion of our consolidated revenue in 2023. As interest in climate change solutions continues to increase, including a national focus on the reduction of carbon emissions and the decarbonization of power generation toward cleaner and more sustainable energy sources, we anticipate expanding growth opportunities for clean energy infrastructure. Assuming these trends continue, we believe that great opportunity lies ahead as we help our customers address these changing market demands and the transition to a low-carbon economy.
Power delivery infrastructure. We believe the nation’s electrical transmission and distribution grid infrastructure will require significant capital investment to support the transition to low-carbon renewable power sources and the broader adoption of electric vehicles. We build the infrastructure that connects our nation’s power generation sources to consumers, including infrastructure solutions that link remotely located renewable electric generation capacity to energy consumers and provide access to new renewable and efficient natural gas and other power generation sources. We also work with our customers to design and build innovative, smart energy solutions, including modernization of overstressed sections of the electric grid with insufficient capacity, electric grid hardening, wildfire mitigation and restoration services and the upgrade of aging electric infrastructure. Our projects improve the performance, safety, resiliency and efficiency of the nation’s electrical grid and advance the goal of modern, smart energy solutions for our nation’s future that will contribute to the diversification of power generation sources as the nation continues to transition to low-carbon energy sources. In December 2021, we completed the acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), one of the largest utility contractors in the United States. The addition of HMG to MasTec’s existing operations enhanced our capabilities, scale and capacity in providing power delivery services to our customers as they work to advance the transition to renewable energy generation and modernize power grid systems.
Telecommunications infrastructure. We build wireless and wireline/fiber infrastructure that connects communities and improves communications infrastructure across our nation. Demand for telecommunications infrastructure has accelerated in recent years, including from increased usage of mobile and remote technologies and from advancements in the IoT, including as a result of the COVID-19 pandemic, which increased demand for connected technologies to support increased levels of telecommuting, telehealth, virtual learning and other advanced IoT and remote technologies. Technological advances that improve speed, connectivity and bandwidth across our nation, including in dense urban areas and in rural communities, are expected to serve as the foundation for transformative technological innovations, including ‘Smart City’ and other urbanization projects, Smart Factory, Smart Farming and Smart Home technologies, as well as other advances in connected technologies. 5G, the next generation of wireless and fixed wireless access, is expected to provide a platform for the IoT, which can be harnessed to drive innovation and serve as the foundation for transformative technological innovations, such as connected cars, robotics, telematics, healthcare, industrial applications and entertainment, which innovations have the potential to improve living standards across all communities, transform how businesses operate and reduce our nation’s carbon footprint. We are participating in the buildout of our nation’s 5G and other telecommunications infrastructure, helping to revolutionize telecommunications technologies across the U.S. We are also proud to have participated in the buildout and expansion of FirstNetTM, the nation’s first wireless official public safety network for first responders.
Energy pipeline infrastructure and carbon initiatives. Investments in pipeline integrity and line maintenance promote environmental and public safety, including methane reduction initiatives, while enhancing the safety, productivity and useful lives of our customers’ assets. Our natural gas pipeline construction services help our customers access and distribute cleaner burning, lower carbon emission natural gas throughout the United States, assisting in the transition to lower carbon energy power sources of the future. Additionally, pipeline infrastructure provides a lower carbon emission and environmentally safer transportation alternative for energy products versus truck and rail transport. A study published by the National Bureau of Economic Research found that the air pollution and greenhouse gas effects of shipping crude oil by rail are nearly twice as large as those when using pipelines for such transport.
Recent trends in decarbonization and carbon emission reductions, in connection with the low carbon energy transition, are driving demand for carbon capture sequestration technologies and biofuel energy generation, as well as the use of hydrogen as a clean energy power source. Pipeline infrastructure is expected to play a key role in this transformation and we believe that we are well positioned to support these developing market trends.
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
Emergency restoration services. The increased frequency and severity of recent weather and climate-related events, including hurricanes, wildfires and other storms, exacerbated by climate change, have created a greater need for power and telecommunications reliability and restoration services. Following the occurrence of storms and other natural disasters, our dedicated crews are quickly on-site, helping to restore power and telecommunications services in affected areas. Our power delivery crews are also involved in both preventative and restoration efforts for wildfire-related events. Our crews are among those that are called upon to maintain and patrol electrical lines during high-risk periods, such as in periods of drought, high wind and extreme temperatures, so that power lines can be proactively and safely managed, as well as to assist with restoration efforts following wildfire events. We also provide wildfire mitigation services, including grid hardening and power line undergrounding, whereby power lines are buried in areas considered to be at high risk for fires. We also provide electrical grid hardening services in several regions of the country to reduce the risk of storm outages caused by damage to overhead power lines during a storm. These efforts include the movement of overhead power lines and related infrastructure underground, as well as replacement of wood poles with concrete or steel poles capable of withstanding significant storm events. MasTec is proud to work with and support communities affected by natural disasters, including repair and modernization efforts for telecommunications and electric grid infrastructure.
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

Climate change mitigation and environmental initiatives. We are committed to minimizing the effects of our operations on the climate and the environment and endeavor to reduce our carbon footprint, energy usage and greenhouse gas emissions. We seek to foster conservation and environmental awareness within our operations, and we endeavor to identify and incorporate energy, carbon and water efficiency considerations into our project planning and execution. We understand the importance of tracking and managing climate-related matters, including greenhouse gas emissions. We are evaluating processes that will enable us to measure and manage our climate-related risks and opportunities on an enterprise-wide basis. We have implemented GPS, smart idling and other advanced technologies in approximately 90% of our vehicle fleet operations to improve fleet efficiency, fuel consumption and safety. Additionally, certain of our operations have invested in equipment containing advanced emissions reduction technologies, helping to reduce our carbon footprint.
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
We place a significant priority on respectful collaboration with our local communities, including indigenous communities, and we utilize indigenous community subcontractors and suppliers within our operations. We support our local communities by utilizing local businesses for goods and services, including for project crews and office operations, and we are active members of our local chambers of commerce and economic development organizations. Our community outreach programs include programs tailored to military veterans, who represented approximately 3% of our workforce in 2023.
Leadership and Governance
Integrity, honesty and fairness are at the heart of our Company. Our leadership team and Board of Directors are committed to fostering a strong organizational culture built upon accountability, business and personal ethics, integrity and compliance. We believe that an ethical culture builds credibility and trust. We hold ourselves accountable to the highest standards of professionalism, and respect the opinions, ideas and perspectives of our team members, customers, subcontractors, suppliers and those in the communities we serve. Among the ethical matters addressed in our Code of Business Conduct and Ethics are our policies on discrimination and harassment, ethical and fair business practices and compliance with insider trading policies, anti-bribery and anti-corruption guidelines and the Foreign Corrupt Practices Act. Training programs related to governance matters are routinely provided at intervals based on an employee’s position and responsibilities. We also expect our subcontractors and suppliers to maintain proper business conduct and ethics protocols.
Governance Principles and Shareholder Alignment. We seek to align the interests of our Board of Directors and management with those of our shareholders and other stakeholders, and we believe that an independent, well-diversified Board is an essential attribute of effective Board governance. Diverse backgrounds are integral to effective governance, risk management and business opportunity assessments, which are key components of creating long-term value. Our Board has racial, ethnic and gender diversity, with approximately 63% of our Board representing women or minorities as of December 31, 2023. Our Board also has a diverse skill set, including members with executive leadership, financial, risk management, health and safety and relevant industry expertise.
Our management team and our Board of Directors have significant ownership in MasTec’s common stock, which further aligns their interests with those of our other shareholders.  Our single class capital structure is grounded on the “one-share, one-vote” principle, which we believe is aligned with strong corporate governance standards. We have detailed governance procedures, including our Audit Committee Charter, Compensation Committee Charter and our Nominating, Sustainability and Corporate Governance Committee Charter. These charters, as well as our comprehensive Code of Business Conduct and Ethics and Board of Director Governance Principles, can be viewed on the “Investors” page of our website at MasTec.com.
Risk Mitigation Practices. We believe that responsible corporate governance requires great attention to potential business and other risks. As part of our corporate risk mitigation strategy, we regularly assess potential risks and hazards within our business and operations, including potential risks associated with climate change. Risk assessments are performed on an ongoing basis at both the organizational and at the project level. We also apply a risk-based approach with respect to cybersecurity. We are committed to the privacy of employee, customer and company information and undertake significant efforts to protect this information, including personally identifiable information, which we maintain for our employees. We continually evaluate cyber risks to properly safeguard our systems and business operations. See Item 1C. “Cybersecurity,” for additional details.
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

Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end-markets offer diverse and numerous growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect development of wireless and wireline/fiber infrastructure; development of clean energy infrastructure; expansion, maintenance and upgrades of power delivery infrastructure, including electrical and gas transmission lines and distribution networks; development of pipeline infrastructure, including for water and carbon capture sequestration, and pipeline integrity work; and heavy civil and industrial infrastructure construction projects to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
Operational Excellence. We seek to effectively manage our projects and services to maintain appropriate profit margins and cash flows. We also strive to identify opportunities for leverage within our business, such as deploying resources across multiple customers and projects in order to enhance our operating effectiveness and utilization rates. We also seek to maintain strong working capital management practices. Our management team pursues actions and programs designed to achieve these goals, such as increasing accountability throughout our organization, effectively managing customer contract bidding procedures, prioritizing acquisition and operational integration, evaluating opportunities to improve our working capital cycle time, hiring and retaining experienced operating and financial professionals, and developing, expanding and integrating the use of financial systems and information technology capabilities, as well as implementing strong cybersecurity policies and practices, within our business.
Effective Capital Structure Management. We have made significant investments in transformational acquisition activities over the past few years, including the acquisition of IEA in the fourth quarter of 2022, and the acquisitions of HMG and INTREN, LLC (“INTREN”) in 2021. We achieved an investment grade credit rating in 2021 and have maintained this investment grade rating despite a post-acquisition increase in our leverage, primarily to finance the acquisition of IEA. We expect to manage our capital structure in the future to maintain this credit rating and we believe that we have sufficient capital resources to fund our planned operations. We have a $2.25 billion senior unsecured credit facility, under which we had approximately $1,062 million of revolving loan borrowing availability as of December 31, 2023. We may consider opportunities to refinance, repurchase or retire outstanding debt as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for discussion of our capital resources and recent activities.
Leverage Core Performance and Expertise through Strategic Acquisitions. We pursue selected acquisitions, investments and strategic arrangements that allow us to expand our operations, service offerings, customer base or geographic reach. We have diversified our business and expanded our service offerings and geographic footprint in recent years, both organically and through acquisitions. For discussion of our recent acquisitions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business.” In our efforts to maximize the potential of the businesses we acquire, we work to integrate them into our operations and internal control environment in a timely and efficient manner. We evaluate our business and operations on a regular basis, and from time to time, we may divest certain businesses or assets or curtail selected business activities or operations that do not produce adequate revenue or margin or those that no longer fit within our long-term business strategy.
Services
Our core services are the engineering, building, installation, maintenance and upgrade of infrastructure, primarily for providers of communications, utility, power (including renewable and other energy generation sources), civil and transportation infrastructure. We also provide certain other services. The services we provide to our customers primarily encompass the following:
Build. We build infrastructure for customers across a range of industries. We specialize in building infrastructure for wireless and wireline/fiber communications; clean energy infrastructure, including for renewable energy power generation; pipeline infrastructure, including for natural gas, water, carbon capture sequestration and other product transport; power delivery services, including electrical and gas transmission and distribution systems; industrial and heavy civil infrastructure, including roads, bridges and rail; and water infrastructure.
Install. We install electrical and gas distribution and transmission systems, power generation, civil and industrial facilities, pipelines, fiber optic and other cables, and provide various install-to-the-home services in a variety of environments for our customers.
Maintain, Upgrade and Other Services. We offer 24 hour/365 days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including communications, power generation, pipeline, electrical distribution and transmission and civil and industrial infrastructure. We also provide emergency services for service restoration following natural disasters and accidents, and we perform environmental planning, compliance and remediation. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from construction, installation, maintenance and upgrade services to project management and engineering services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2023, 2022 and 2021, revenue derived from projects performed under master service and other service agreements totaled 40%, 51% and 38%, respectively, of consolidated revenue.
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
We believe that our industry experience, technical expertise, broad service capabilities, operational scalability, geographic reach, financial stability and reputation for reliability, efficiency and customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being selected and retained by our customers. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for customer concentration information.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 75% of our estimated year-end 2023 backlog in 2024. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	December 31, 2023	September 30, 2023	December 31, 2022
Communications	$5,627	$5,299	$5,303
Clean Energy and Infrastructure	3,115	3,073	3,227
Power Delivery	2,440	2,437	2,709
Oil and Gas	1,225	1,681	1,740
Other	—	—	—
Estimated 18-month backlog	$12,407	$12,490	$12,979
As of December 31, 2023, 59% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “General Economic, Market and Regulatory Conditions.” These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2023, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.1 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.4 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2024 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $4.1 billion of estimated future revenue under master service and other service agreements that is included within our backlog estimate, but is not included within our remaining performance obligations for the same period.
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
We have a business development and marketing plan emphasizing the MasTec® registered service mark and trade names of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services including installation as well as sophisticated engineering, design and integration. We believe that our longstanding relationships with our customers, industry expertise and our reputation for reliability, efficiency and customer service facilitate our potential and recurring business relationships. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate business development organization. Our management team has many years of industry experience, both at the service provider level, and in some cases, with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also seek our inclusion on lists of vendors invited to submit proposals for service agreements and individual projects. We also market our services in conjunction with certain business partners, strategic investments and other arrangements. Our executive management team supplements these efforts at the national level.
Safety and Insurance/Risk Management
We have a proactive safety culture and we strive to instill and enforce safe work habits in our employees. Our employees are required to participate in training programs relevant to their employment, including all those required by law. We actively train our workforce in everyday safety practices and provide detailed guidelines that are required to be followed as work tasks are contemplated and completed. Training programs are tailored to an employee’s job function, responsibilities and level of experience and are designed in accordance with industry best practices and standards. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Team members are responsible for preventing incidents, injuries and occupational illnesses, and our project leadership team is tasked with ensuring that projects are accomplished in a safe, productive, environmentally and quality-focused manner. Our business units have established robust safety programs to monitor and improve compliance with safety procedures and regulations, and through our risk management programs, we educate our staff, subcontractors and suppliers on safety matters. We strive continuously to assess and improve our safety programs and performance. We also provide training for other workplace and risk management programs, including for cyber security, workplace diversity and inclusion, discrimination and harassment, human trafficking awareness, emergency preparedness and other workplace hazards, among others.
Our business involves the use of heavy equipment and exposure to potentially dangerous workplace conditions. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. Our insurance policies are subject to high deductibles and we are self-insured up to the amount of the deductible. We maintain insurance policies for workers’ compensation, general liability and automobile liability that are subject to per claim deductibles. In addition, we maintain excess umbrella coverage and an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. We are required to post collateral to certain of our insurance carriers, generally in the form of letters of credit, surety bonds and cash. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.
Suppliers, Materials and Working Capital
Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation of, but not the cost or warranty of, those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent on any one vendor for project-related materials or supplies required for the projects we manage. We also depend on the availability of certain equipment to perform our services. We operate a diverse fleet of on-road and off-road equipment. Substantially all of our equipment is obtained from third-party vendors, and we are not dependent upon any single vendor for our equipment requirements. We also utilize independent contractors to assist on projects and to help us manage our work flow. Our independent contractors typically provide their own vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. A number of factors that we may not be able to accurately predict or control could result in increased costs for, or delays in delivery of, materials and equipment, including supply chain disruptions.
In 2022, certain market-related supply chain disruptions affected our industry, and as a result, we increased our level of purchasing activity to secure the necessary materials and equipment to meet our project requirements. While these supply chain disruptions moderated in 2023, our operations could be negatively affected in the future if such disruptions were to worsen or recur. In addition, certain of our clean energy customers began experiencing regulatory-related supply chain issues in 2022 that resulted in delays, shortages of, and increased costs for, the materials necessary to construct certain solar renewable projects, which affected our ability to perform these projects. While the related supply chain issues eased in 2023, there continue to be delays for certain materials, which could affect our ability to perform these projects in the near-term.
We need working capital to support seasonal variations in our business, including the effects of weather and other conditions on outdoor construction and maintenance work, the spending patterns of our customers and the effects of regulatory and market factors, all of which can influence the timing of spending to support related customer demand. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Working Capital,” which is incorporated by reference.
Competition
Our industry is highly competitive and highly fragmented. We compete with a number of companies in the markets in which we operate, primarily large national firms, as well as small local independent companies. Certain barriers to entry exist in the markets in which we operate, including adequate financial resources, technical expertise, high safety ratings, established customer relationships and a proven track record of operational success. Some of our customers employ their own personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation, safety record and reputation for customer service. While we believe that our customers consider a number of factors when selecting a service provider, they award most of their work through a bid process, and price is often a principal factor in determining which service provider is selected.

Regulation and Environmental Matters
We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, wages, worker safety and environmental protection. While many of our customers operate in regulated industries, for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission (“FCC”), we are generally not subject to such regulation and oversight. Our operations are, however, subject to numerous laws and regulations, among them:
•    environmental laws and regulations;
•regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration (“OSHA”) and state equivalents;
•regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation (“DOT”);
•    contractor licensing requirements;
•    permitting and inspection requirements;
•    building and electrical codes; and
•cyber and other data protection and security requirements.
We are subject to numerous environmental laws, regulations and programs, including with respect to the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil, and programs related to the protection of endangered species and critical habitats. Our operations require careful adherence to environmental regulations because they could have impacts on groundwater, surface waters and other environmentally sensitive areas. Similarly, certain of our construction operations often require us to operate in remote areas involving environmentally sensitive habitats as well as areas that are subject to risk of wildfire.
We have a substantial investment in construction equipment that utilizes fuel. Any changes in laws requiring us to use equipment that runs on alternative power sources could require a significant investment, which could have a material adverse effect on our results of operations, cash flows and liquidity. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business.
In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. Our contracts with customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. In addition, we could be subject to liability for legacy environmental matters arising from our recently acquired businesses. From time to time, we may incur unanticipated and substantial costs and obligations related to environmental compliance and/or remediation matters. We believe we have all material licenses and permits needed to conduct operations and that we are in material compliance with all applicable regulatory and environmental requirements. We could, however, incur significant liabilities if we fail to comply with such requirements.
Additionally, there are significant environmental regulations under consideration to address climate change, regulate and report on emissions of greenhouse gases and encourage the use of clean energy technologies. We regularly monitor proposed regulations and legislation and have processes in place to adapt our business and operations, as necessary, to meet any such new requirements.
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
For the twelve month period ended December 31, 2023 we had an average of, and as of December 31, 2023, we had, approximately 34,000 employees, of which approximately 9,000 were represented by unions or were subject to collective bargaining agreements. Approximately 98% of our employees are located in the United States.
Safety. Safety is a core value at MasTec. It is a mindset that permeates all aspects of our operations, and an attitude that our employees exhibit, strongly and openly. We recognize the need of our workforce to have a safe workplace and are committed to maintaining a strong and sustainable safety culture within our organization. We continually evaluate our safety programs to protect our most important asset – our team members. For example, the COVID-19 pandemic presented unprecedented challenges in many parts of our business and operations, including with respect to keeping our employees safe. Accordingly, we adjusted our standard operating procedures within our business operations to ensure employee and customer safety and developed human resource guidance to assist our employees throughout the pandemic.

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
Health and Wellness. Encouraging good health and following a healthy lifestyle is a MasTec philosophy. We encourage all our employees to take an active role in living a healthy lifestyle and offer wellness tools and resources to help achieve and maintain good health. We offer a comprehensive and flexible benefits program, including medical, dental, vision and prescription insurance, as well as access to telehealth services to assist employees with medical and mental health matters. In addition, to help our employees build a financially secure future, we offer a 401(k) plan with matching benefits, an employee stock purchase plan, life and disability insurance plans and a flexible spending account to help employees cover medical expenses. We also offer employees support for personal and work-life issues, including health, legal and financial matters.
Professional and Career Development. We believe that professional development is essential to the success of our business, as it drives employee engagement and ensures that our team members have the requisite skills and training to deliver the highest level of excellence to our customers. Our employees’ career development begins with the onboarding process and continues throughout their careers. Ongoing training is designed to develop our employees’ technical, professional and leadership skills and is customized to meet the qualifications and requirements necessary for them to succeed in their positions. We invest significant resources in education, certification, training programs and other professional development opportunities, including apprenticeship- and leadership-oriented training programs, tuition reimbursement for qualified training programs, sponsored attendance at industry conferences, departmental and divisional leadership conferences, employee training centers and advancement opportunities within and across businesses and divisions. We seek to develop and cultivate current and future leaders, and design our training programs to create high performing teams, improve productivity, positively affect employee motivation and retention and further enhance career development opportunities. We believe that our team culture, along with competitive salary and benefits packages and our focus on employee training and career development, including opportunities for promotion and mobility within our organization, helps us to attract and retain a diverse and experienced workforce.
Team Culture, Diversity, Equity and Inclusion. Our success depends upon the success of our team, which requires us to have exceptional team members, as well as an exceptional team. Teamwork is part of our culture and is one of our core values. We believe that our employees and our customers benefit from the collective and well-coordinated efforts that result from effective employee engagement, teamwork and collaboration. We seek to foster an environment of strong employee engagement through our commitment to our employees and our team culture. Our strong team culture, together with effective processes and people, allows us to consistently meet the needs of our customers and stakeholders.
We are committed to diversity, equity and inclusion in the workplace and to fostering an environment where our employees can freely bring diverse perspectives and varied experiences to work. We seek to attract the best talent and foster a culture of inclusion, teamwork, support and empowerment where all talented individuals have access to opportunities and can achieve success. Our commitment to diversity, equity and inclusion, together with our culture of belonging allows us to recruit and retain highly talented employees so that we are able to deliver exceptional results to our customers. As of the date of our most recent EEO-1 report, which was certified in December 2023, 49% of our overall U.S. workforce and 44% of our U.S. executive, manager and professional workforce was represented by women and minorities.
Certain of our businesses have incorporated the use of annual diversity assessments and goal setting targets into their operations to expand diversity within our management and employee teams, and we expect to continue in these efforts. A notable portion of our workforce includes military veterans, and we regularly engage in outreach programs tailored to military veterans.
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
ITEM 1A.    RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. Additional risks and uncertainties not known to us or not described below could also negatively affect our operations. If any of the risks described below or other risks that are unknown to us were to occur, our business, financial condition, results of operations and cash flows could suffer, and/or the trading price of our common stock could decline. We also may not be able to achieve our goals or expectations. You should carefully consider the risks described below, together with all of the other information in this Form 10-K, including our Cautionary Statement Regarding Forward-Looking Statements above.
Risks Related to the Industries We Serve
Changes to laws, governmental regulations and policies, including those pertaining to governmental permitting and tax incentives, could affect demand for our services or cause delays in the timing of projects or cancellations of current or planned future projects. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors, including the effects of climate-related matters. Our inability or failure to adjust to such changes or activity could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.
The industries we serve are subject to effects of governmental regulation, climate change initiatives and political or social activism, any of which could result in reduced demand for our services, delays in the timing of projects, or cancellations of current or planned future projects. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Most of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. In addition, our utility customers are regulated by state public utility commissions. These agencies or governments could change their interpretation of current regulations and/or may impose additional regulations, which could have an adverse effect on our customers, reduce demand for our services and adversely affect our results of operations, cash flows and liquidity. Our customers, particularly in the oil and gas industry, could be adversely affected by regulatory initiatives or additional requirements, restrictions or legislation imposed by federal, state, local, or foreign governments, including from climate-related matters and/or any related changes in end-customer demand.
We build renewable energy and other infrastructure for which the development may be partially dependent upon federal tax credits, including from the IIJA and IRA, and for renewable infrastructure, existing renewable portfolio standards and other tax or state incentives. The IIJA and IRA provide for funding in many of the markets in which we operate. Delays and uncertainty related to the implementation and pace of spending, or to project permitting or other matters under the IIJA, IRA and/or other programs, has caused, and could continue to cause, uncertainty related to the timing of our current and future project work expectations. Additionally, if our customers are not able to realize the expected benefits of the IIJA or IRA, it could reduce demand for our services. Elimination of, or changes to the IIJA, IRA, existing renewable portfolio standards, environmental policies, tax incentives and/or similar programs could negatively affect demand for our services.
All of the above factors could result in fewer projects than anticipated or a delay in the timing of these projects, which could negatively affect demand for our services and have a material adverse effect on our results of operations, cash flows and liquidity.
Unfavorable market conditions, including from rising or elevated levels of inflation or interest rates, supply chain disruptions or political, regulatory or market uncertainty, including economic downturns, could reduce capital expenditures in the industries we serve or could adversely affect our customers and result in decreased demand for our services.
Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to unfavorable market conditions and/or downturns in the economy. Unfavorable market conditions, including from rising or elevated levels of inflation and/or interest rates, supply chain disruptions, political, regulatory or market uncertainty or public health matters could have a negative effect on demand for, or the profitability of, our customers’ services, which could have a material adverse effect on our business, financial condition and results of operations. The U.S. economy has been experiencing a period of elevated levels of inflation and interest rates, and we have been subject to, and may continue to be subject to, the general effect of such inflationary market pressures on our business, particularly with respect to interest expense and labor, materials and fuel costs.
The inflationary environment and continued general labor shortage has resulted in wage inflation as well as increased competition for skilled labor. We expect the current elevated levels of inflation to persist for the foreseeable future and result in continued inflationary pressure on our labor, materials and fuel costs, in particular, if we continue to expand our operations and volume of work. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and the related elevated levels of market interest rates have caused, and could continue to cause, uncertainty for our customers, which has negatively affected, and could continue to negatively affect, their capital expenditure and maintenance budgets.
Should inflation persist or increase, interest rates could remain at elevated levels or increase, which together with inflation, could have a significant negative effect on the economy in general, and on the construction industry in particular, as well as create volatility in the capital markets, which could adversely affect demand for our services, as well as our profitability, liquidity, cash flows and/or financial condition. We continually monitor general economic conditions and the market conditions of the industries our customers serve and their relative health compared to the economy as a whole. Uncertain or adverse economic or political conditions, the lack of availability of debt or equity financing and/or higher interest rates could cause our customers to reduce their capital spending or, seek more favorable pricing and other contract terms and/or cause project cancellations or deferrals.
Our operations and financial results were negatively affected in 2022 by market-related supply chain disruptions. Our operations could be negatively affected in the future if such disruptions were to recur. In addition, certain of our clean energy customers began experiencing regulatory-related supply chain issues in 2022 that resulted in delays, shortages of, and increased costs for, the materials necessary to construct certain solar renewable projects, which affected our ability to perform these projects. There continue to be delays for certain materials, which could affect our ability to perform these projects in the near-term.
The oil and gas markets have historically been and are likely to continue to be volatile. Demand for pipeline construction services is sensitive to levels of activity in the oil and gas industry, as well as industrial and utility customer demand and regulatory constraints. Oil and gas prices are subject to large fluctuations in response to changes in supply and demand, including from: climate change initiatives and demand for alternative energy sources; disruptions in global economic activity; legislative and regulatory changes; market and political uncertainty, including from unrest and/or military actions involving oil-producing nations, such as the ongoing military conflicts in the Middle East and Ukraine; and a variety of other factors that are beyond our control. Such market volatility can affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The COVID-19 pandemic created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets for several years, and negatively affected our operations during the same period. A public health epidemic or pandemic poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, or that the pandemic may otherwise interrupt or affect business activities, or cause us to incur incremental operational costs or experience lower levels of overhead absorption from a reduction in revenue, which could negatively affect our margins and profitability. Additionally, we could experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior.
An impairment of the financial condition of one or more of our customers due to adverse market or other conditions could hinder their ability to pay us on a timely basis.
An impairment of the financial condition of one or more of our customers due to adverse market, industry or other conditions, as described above, could hinder our customers’ ability to pay us on a timely basis. In the past, we have incurred significant losses from customers who filed for bankruptcy or experienced financial difficulties, including from market or industry conditions, or following a general economic downturn, for which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. Our results of operations, cash flows and liquidity could be materially and adversely affected if a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources.
The industries we serve are highly competitive and subject to rapid technological and regulatory changes, as well as customer consolidation, any of which could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.
Our industry is highly fragmented, and we compete with a number of companies in the markets in which we operate, including large national firms that service regional and national markets, as well as small independent companies that service local markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through bid processes, and our project bids may not be successful. Our results of operations, cash flows and liquidity could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our master service agreements, or if our ability to win such projects or agreements requires that we accept lower margins.
We derive a substantial portion of our revenue from customers in industries that are subject to rapid changes in technology, governmental regulation, changing consumer demands and consolidation. Technological advances in the markets we serve, including from climate-related initiatives, could render existing projects or technologies uncompetitive or obsolete, and/or our cause longer-term changes in consumer behavior or alter our customers’ existing operating models. Our failure to rapidly adopt and master new technologies as they are developed or adapt to changing customer requirements could reduce demand for our services. Additionally, consolidation among our customers could result in the loss of customer revenue or could negatively affect customer demand and have a material adverse effect on our results of operations, cash flows and liquidity.
Risks Related to Our Business and Operations
Our failure to properly manage projects, or project delays, including those resulting from difficult work sites and environments, permitting issues and the availability of materials or equipment could result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our operations involve large-scale, complex projects, which can occur over extended time periods. The quality of our performance on such projects depends in large part upon our ability to manage our client relationship and the project itself, such as the timely deployment of appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project, in particular for projects with capped or fixed fees, or the resources or time needed to meet contractual milestones.

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
We may encounter difficulties in engineering or delays in designs or in the availability or receipt of materials or equipment provided by the customer or a third-party, certain of which have long lead-times. For example, in 2022, certain of our clean energy customers began experiencing regulatory-related supply chain issues that resulted in delays in receiving the materials necessary to construct certain solar renewable projects, which affected our ability to perform these projects. We may also encounter delays related to permitting and environmental approval processes; schedule changes; delays from failure of our customers to obtain rights-of-way in a timely manner; weather-related delays; delays by subcontractors in completing their portion of projects; and delays due to governmental, regulatory, market, political or other factors, some of which are beyond our control and could affect our ability to complete a project as originally scheduled. We could also encounter project delays due to political and social activism or local opposition, which could include injunctive actions or public protests related to the siting of our projects, and such delays could adversely affect our project margins. In some cases, delays and additional costs may be substantial, including from the substantial cost of certain of the materials and equipment necessary to complete projects, and/or if we are required to cancel or defer a project and/or compensate the customer for the delay or cancellation. We may not be able to recover any of such costs. Any such delays, cancellations, errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays, cancellations and/or project disputes could also negatively affect our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.
In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage costs, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in large damage claims against us, which could substantially exceed the amount we can charge for our associated services.
Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.
We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, from time to time, we present change orders and claims to our subcontractors and suppliers. We could incur reduced profits, cost overruns or project losses if we fail to properly document the nature of change orders or claims or are otherwise unsuccessful in negotiating an expected settlement. These types of claims can occur due to owner-caused delays, changes from the initial project scope that result in additional costs, both direct and indirect, or from project or contract terminations, among other factors. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital pending the resolution of the relevant claims. A failure to recover, or to recover in a timely manner, on these types of claims could have a material adverse effect on our liquidity and financial results.
Additionally, we generally warrant the work we perform following substantial completion of a project. Warranty claims have historically not been material, but such claims could potentially increase. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could adversely affect our profitability, results of operations and cash flows.
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
In addition, we recognize revenue primarily over time under the “cost-to-cost” method of accounting, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The cost-to-cost method, therefore, relies on estimates of total expected contract costs. Contract revenue and total contract cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contract revenue or costs are reflected in the fiscal period in which such estimates are revised, including the full amount of any expected project losses. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications, changes in job performance, job conditions and management’s assessment of expected variable consideration. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. Any such adjustments could result in reduced profitability and negatively affect our results of operations.

Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and, therefore, is an uncertain indicator of future operating results.
Our backlog consists of the estimated amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options, amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers, which estimates may prove inaccurate. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “General Economic, Market and Regulatory Conditions.” These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. From time to time, we experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors.
There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, or if amounts in our backlog are unprofitable, our results of operations, cash flows, liquidity and financial condition could be materially and adversely affected.
We maintain a workforce based upon current and anticipated workloads, and could incur significant costs and reduced profitability from underutilization of our workforce if the level of services we provide is significantly reduced, or if contract awards are delayed or not received.
Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which can affect the extent to which we are able to utilize our workforce. The rate at which we are able to utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and can frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award, or when the project will begin. The uncertainty of contract award timing can present difficulties in matching the size of our workforce to our project needs, including due to uncertainty related to the implementation and pace of spending under governmental or other programs, and/or delays or uncertainty related to project permitting or other matters. If an expected contract award is delayed or not received, we could incur costs resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, all of which could reduce our profitability and cash flows.
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
We derive a significant portion of our revenue from a few customers. Additionally, a significant portion of our services are provided on a non-recurring, project-by-project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers reduce the amount of business they provide to us. In addition, our results of operations, cash flows and liquidity could be negatively affected if we complete the required work on non-recurring projects and cannot replace them with similar projects. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for revenue concentration information.
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
Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on existing contracts that are re-bid. We could experience a reduction in revenue, profitability and liquidity if we fail to win a significant number of existing contracts upon re-bid. Additionally, from time to time, we enter into contracts that contain financing or other conditions that must be satisfied before we can begin work. Certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy other conditions associated with such projects.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. In times of low unemployment, such as the current market environment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates and our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and we are dependent upon retaining and recruiting qualified management to execute our business strategy. Lack of skilled labor, the loss of key personnel, labor shortages and/or increased turnover rates could negatively affect our ability to operate efficiently, and could lead to increased wage rates and overall employee costs to attract and retain appropriately skilled and qualified personnel, all of which could materially adversely affect our results of operations, cash flows and liquidity.
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
Our business is subject to operational risk, including from occupational health and/or safety incidents due to operational, physical and/or environmental hazards, which could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational, physical and environmental hazards due to the nature of services we provide and the conditions in which we operate. These hazards could result in health and/or safety incidents from electricity, fires, explosions, mechanical failures and weather-related events, among others. In addition, certain of our customers operate in locations and environments that could increase the likelihood and/or severity of such operational hazards, including as a result of wildfires, climate-related or other factors. While we invest substantial resources in occupational health and safety programs, there can be no assurance that we will be able to mitigate all such hazards or avoid significant liability. The construction projects that we undertake expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. We also perform services in locations that are densely populated and have higher property and asset values, including in certain metropolitan and other geographic areas, which could potentially increase the effect of such hazards.
These risks and hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment, harm to the environment and/or other consequential damages and could lead to suspension of operations, large damage claims that could substantially exceed the amount we charge for the associated services, government enforcement actions or regulatory penalties, civil litigation or criminal prosecution. Claims and liabilities related to accidents and operational or other hazards can also arise through indemnification obligations to customers, our negligence, or otherwise, and such exposure could extend for years after we complete our services. Personal injury and other claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities. Insurance coverage may not be available to us or may be insufficient to cover any of these liabilities and legal costs. Our insurance costs, including those related to our self-insurance programs, could increase if we incur liabilities associated with accidents and/or operational or other hazards. If we are not fully insured or indemnified against such liabilities and legal costs, or if a counterparty fails to meet its indemnification obligations to us in connection with such matters, it could materially and adversely affect our financial condition, results of operations or cash flows.
In addition, if serious accidents or fatalities were to occur, or if our safety records were to deteriorate, we could be restricted from bidding on certain work or from obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover or an increase the costs of our projects, or could harm our ability to perform under our contracts, and/or our reputation and ability to enter into new customer contracts, all of which could materially and adversely affect our revenue, profitability and liquidity.
We are self-insured against many potential liabilities.
We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, worker’s compensation and other type of coverages. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Our insurance policies are subject to high deductibles or self-insured retention amounts. We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies, and there can be no assurance that our insurance coverages will be sufficient or effective under all circumstances, or against all claims or liabilities to which we may be subject. In addition, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury or an incident, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. Any of these factors could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows.
We renew our insurance policies on an annual basis; therefore, the deductibles and levels of insurance coverage applicable to our policies may change in future periods. In addition, in the future, insurers could cancel or exclude certain items from our coverage, or we may elect not to obtain certain types of insurance coverage based on our assessment of the potential benefits of such coverage relative to its cost. Additionally, we cannot guarantee that future insurance coverage will be available to us at reasonable and competitive rates, or at all. For example, in recent years, due to the increased occurrence and potential future risk of wildfires in certain areas, insurers have reduced coverage availability and have increased the cost of insurance coverage for such events, which has resulted in a reduction of our level of coverage for wildfire events and has increased our reliance upon self-insurance. Any of these factors could increase our risk exposure and/or our cost of insurance coverage in the future, which could negatively affect our business, financial condition, results of operations and cash flows.
If our insurance costs exceed our estimates of insurance liabilities or if our insurance claims or our cost of coverage increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability, liquidity and cash flows.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We could also be subject to litigation in the normal course of business from alleged violations of the Fair Labor Standards Act and state wage and hour laws. We may also become involved in customer disputes related to change orders and/or our entitlement to revenue in accordance with the terms of the applicable customer agreements. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investments, customers or other third parties.
Claimants may seek large damage awards, and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages, and, when appropriate, we may recognize revenue in light of these factors. We reassess our potential liability for litigation and contingencies, as well as our expectations of the amount of revenue to be recognized, as additional information becomes available, and adjust these estimates as necessary. We could experience a reduction in our profitability, cash flows and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, if we do not recognize the appropriate amount of revenue related to such matters, if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation and other legal proceedings is difficult to assess or quantify, as such proceedings may involve very large or indeterminate amounts and the magnitude of the potential loss or recovery may remain unknown for substantial periods of time. Furthermore, because litigation and other legal proceedings are inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation, divert management’s attention, or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.
Our business is seasonal and affected by the spending patterns of our customers, project schedules, weather conditions, climate-related events, regulatory matters, including timing of governmental permitting, and market conditions, all of which exposes us to variations in quarterly results.
Our revenue and results of operations can be subject to seasonal and other variations. Typically, our revenue is lowest at the beginning of the calendar year and during the winter months because cold, snowy or wet conditions can affect our ability to perform outdoor services in certain regions and delay projects. Natural catastrophes or other climate events such as hurricanes or other severe weather, wildfires or flooding could affect our ability to perform outdoor services or utilize equipment and crews in affected regions. Timing of governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as fluctuations in end-user and/or customer demand, regulatory, global, market, economic and/or geopolitical conditions, among others, could create increased volatility in our results and/or adversely affect demand for our services and our results of operations, cash flows and liquidity.
We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or data security breaches could adversely affect our ability to operate, our operating results, our data security or our reputation.
We are heavily reliant on information and communications technology, computer and other related systems in order to operate. We also rely, in part, on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. We maintain certain information about our customers, vendors, subcontractors, employees and other parties, all of which expect that we will adequately protect such information. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems, including those associated with acquired businesses, and our operations could be damaged or interrupted by cyber-attacks and/or physical security risks. These risks include natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data. Furthermore, such unauthorized access or cyber-attacks could go unnoticed for some period of time.
These events, among others, could cause system interruptions, delays and/or the loss or release of critical or sensitive data, including the unintentional disclosure of customer, employee or our information, and could delay or prevent operations, including the processing of transactions and reporting of financial results or cause processing inefficiency or downtime. While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure, and someone obtains unauthorized access to our or our employees’ or customers’ information, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data, all of which could have a material adverse effect on our business, results of operations and financial condition and/or result in significant costs, fines or litigation.

In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Similar risks could affect our customers, subcontractors or suppliers, indirectly affecting us.
In the ordinary course of business, we and third-parties on whose systems we rely have been targeted by malicious cyber-attacks, although our systems have been sufficiently resilient to prevent disruption of our operations; however, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are generally not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques. As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures to protect against the threat of system disruptions and security breaches, and to investigate and remediate any information security vulnerabilities and mitigate problems caused by any such disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
We regularly evaluate the need to upgrade, enhance and/or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our systems and information technology capabilities, including due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies, as well as considerations related to hybrid work models, under which employees can work and access the Company’s technology infrastructure remotely. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, and/or causing delays or difficulties in transitioning to new systems. In addition, the implementation of new systems may not result in productivity improvements at the levels anticipated. System implementation and/or any other information technology disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and remediation of any such disruptions could result in significant costs.
In addition, the unauthorized disclosure of confidential information and current and future laws and regulations governing data privacy may pose complex compliance challenges and/or result in additional costs. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements, including recently adopted regulations by the SEC, could require significant additional resources and/or cause us to incur significant costs. In addition, these regulations could require us to disclose information about a cybersecurity incident before it has been completely investigated or remediated in full or even in part. Failure to comply with such laws and regulations could result in penalties, fines, regulatory actions and/or legal liabilities and/or harm our reputation, which could have an adverse effect on our results of operations, cash flows and financial condition.
We could incur goodwill and intangible asset impairment charges, which could harm our profitability.
We have a significant amount of goodwill and intangible assets. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair values by examining relevant events and circumstances, such as: macroeconomic conditions, including levels of inflation, market interest rates and supply chain disruptions; any adverse effects of industry and/or market conditions, including the potential effects of regulatory and other uncertainty; uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives; project permitting uncertainty; financial, competitive and other conditions, including declines in the operating performance of our reporting units; entity-specific events; the rates of success on new project awards; the potential effects of longer-term changes in consumer behavior from regulatory, climate-related or other factors; and other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units. These events and circumstances could adversely affect the estimated fair values of the related reporting units and result in an impairment of the recorded balances of goodwill or intangible assets, which could materially and adversely affect our business, results of operations and financial condition. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which are incorporated by reference.
A failure of our internal control over financial reporting could materially affect our business.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, including with respect to integration of the significant acquisition activity we have completed over the past few years. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations in internal control systems. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, harm our reputation, and/or adversely affect the market price of our common stock. See Item 9A. “Controls and Procedures,” for related discussion.
Our subcontractors and suppliers may fail or be unable to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to perform work for some of our projects. There is a risk that we could have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns, or our failure to issue work orders under a subcontracting arrangement. Our ability to fulfill our obligations as a prime contractor could be jeopardized if any of our subcontractors fail to perform the agreed-upon services on a timely basis and/or deliver the agreed-upon supplies. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts, or the quality of the services we provide. Additionally, in some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we pay our subcontractors for work performed for customers that fail to or delay paying us for the related work. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.

We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, including from supply chain disruptions or other factors, which in the past have negatively affected, and in the future could continue to negatively affect, our operations and financial results. Additionally, in an environment of elevated levels of inflation, such as the current market environment, it can be difficult to find appropriately skilled and qualified subcontractors and suppliers at affordable rates, which has recently caused our costs to increase. Our costs may continue to increase due to such supply shortages and any related increases in subcontractor and supplier costs if we are unable to pass any such cost increases through to our customers. Any of these factors could have an adverse effect on our results of operations, cash flows and/or liquidity.
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
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multiemployer pension plans. We may be subject to substantial liabilities in the event of a complete or partial withdrawal from, or upon termination of, an underfunded U.S.-registered multiemployer pension plan, which are governed by the Employee Retirement Income Security Act ("ERISA"), as amended. Under such circumstances, the current laws pertaining to multiemployer plans would require participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities, including an allocable share of the unfunded vested benefits of the plan for all plan participants. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability of participating employers could be disproportionately greater if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. In addition, the Pension Protection Act of 2006, as amended, requires underfunded pension plans to improve their funding ratios within prescribed intervals, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service can impose on the employers contributing to such plans a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to us from plan administrators as of December 31, 2023, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans, or we could be required to increase our contributions. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. Although we do not have current plans to withdraw from any of the multiemployer pension plans in which we participate and are not aware of circumstances that would reasonably lead to material claims against us in connection with these plans, we could be assessed withdrawal liabilities, or we could be required to pay increased contributions and/or excise taxes in the future, any of which could adversely affect our cash flows, liquidity and results of operations.
We may have additional tax liabilities associated with our operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions. The federal government signed various relief measures into law in response to the COVID-19 pandemic. We pursued certain of these relief provisions, which required significant judgments and estimates to be made. Our interpretations of these provisions could differ from those of the U.S. Treasury Department or the Internal Revenue Service (the “IRS”). The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, results of operations, cash flows and liquidity.
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
We have made, and may continue to make, strategic acquisitions and investments, including our acquisitions of IEA and HMG, that may expose us to operational challenges and risks, including: (i) the ability to profitably manage the acquired business or successfully integrate the operations, internal controls, procedures, financial reporting and accounting systems of the businesses we acquire into our business operations; (ii) the ability to realize the anticipated benefits from successful integration of the acquired businesses; (iii) increased indebtedness, contingent earn-out obligations and/or other liabilities; (iv) the ability to fund cash flow shortages that may occur if anticipated revenue, profits and/or cash flows are not realized or are delayed, whether by general economic or market conditions, or other unforeseen difficulties; (v) the expense of integrating acquired businesses; (vi) the ability to retain or hire the personnel required for the successful operation of the acquired business and expanded business operations, in general; (vii) the ability to retain the business relationships of the acquired businesses; (viii) diversion of management’s attention; and (ix) the availability of funding sufficient to meet increased capital needs, among others.
Acquired companies may have liabilities that we failed, or were unable to discover in the course of performing due diligence investigations. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. Additionally, purchase agreements for certain acquisitions may not contain indemnification provisions, which would fully expose us to legacy liabilities of the related acquired business. We may learn additional information about the businesses we have acquired that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects, litigation-related liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. If we are unable, and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.
As with our acquisitions of IEA and HMG, we may pay for acquisitions or strategic investments with increased borrowings under our credit facility or through the issuance of debt instruments, which could result in higher levels of indebtedness and negatively affect our ability to service our debt within the scheduled repayment terms, or our ability to remain in compliance with our debt covenants and to maintain our investment grade credit rating. Additionally, from time to time, we may pay for acquisitions with shares of our common stock, which could dilute the ownership interests of our common shareholders. In addition, in connection with most of our acquisitions, we agree to substantial future earn-out arrangements. To the extent we defer payment of an acquisition’s purchase price through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. We may decide to pursue acquisitions with which our investors may not agree. In addition, we may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and therefore, may not be able to complete such acquisitions or strategic investments. We have also incurred substantial expenses in connection with the integration of the operations, practices, policies and procedures of our recent acquisitions, which has negatively affected our results of operations, cash flows and liquidity, and our results of operations and cash flows could be negatively affected in the future if we incur additional such integration costs, or acquire additional businesses requiring significant acquisition and integration efforts.
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
Our operations in international markets, or future efforts to expand into additional international markets, may not be successful and could expose us to risks, including failure to comply with the U.S. Foreign Corrupt Practices Act and/or similar anti-bribery laws, which could harm our business and prospects.
We derive a small portion of our revenue from international markets. In the future, we could further expand the volume of international services we provide, as well as the foreign geographic territories in which we operate. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for foreign revenue information. Our foreign operations are presently conducted primarily in Canada, but we have performed work in various other foreign countries in the past and may expand our foreign operations in the future. Economic conditions, including those resulting from geopolitical shifts, civil unrest, acts of terrorism, wars and other conflicts, public health matters or volatility in the global markets could adversely affect our foreign customers, their demand for our services and/or their ability to pay for our services. In addition, there are numerous risks inherent in conducting business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, including evolving consumer protection and data use and security standards, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate and reinvest earnings, political, economic and social conditions in foreign countries, tariffs and duties, and complex U.S. and foreign laws and treaties, including taxation laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to foreign customers or to operate our international businesses profitably, and our overall business and results of operations could be negatively affected by such foreign activities.
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
Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we could incur significant costs, including clean-up costs, we may be liable for significant fines and damages, and we could suffer reputational harm. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of terrain and water bodies, it is possible that such directional drilling could cause a surface fracture releasing subsurface materials or drilling fluid. These releases alone or, in combination with releases that may contain contaminants in excess of amounts permitted by law, could potentially expose us to significant clean up and remediation costs, damages, fines and reputational harm, which could have a material adverse effect on our results of operations, cash flows and liquidity.
New environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or could result in new or increased liabilities that could have a material adverse effect on our results of operations, cash flows and liquidity. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions if we inadvertently violate these laws and regulations, which could adversely affect our business.
Our operations could affect the environment or cause exposure to hazardous substances. In addition, our properties could have environmental contamination, which could result in material liabilities.
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls, fuel storage, air quality and the protection of endangered species. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, including legacy matters from acquired businesses, current or former properties owned or leased by us, or contaminated sites that have always been owned or operated by third parties. For example, we own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks that may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and we may be unable to obtain reimbursement from the parties that caused the contamination. The obligations, liabilities, fines and costs or reputational harm associated with these and other events could be material and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We are subject to climate-related risks and risks associated with rapidly evolving regulatory and stakeholder focus with respect to environmental, social and governance (“ESG”) matters.
Regulatory requirements and stakeholder expectations with respect to ESG matters, including climate-change related matters, are rapidly evolving. While the potential effects of climate change are highly uncertain, climate change and climate-related events could result in, among other things, an increase in extreme weather events, such as floods, hurricanes and wildfires, as well as changes in rainfall patterns, storm patterns and intensities and temperature levels, rising sea levels and limitations on water availability and quality. Our operating results are significantly influenced by weather; therefore, major changes in weather patterns could have a significant effect on our future operating results. Extreme weather conditions could limit the availability of resources, cause supply chain disruptions or increase the costs of our projects, reduce productivity, or could cause projects to be delayed or canceled. We could experience project cancellations, reduced demand or reduced productivity if climate change results in a significant increase in adverse weather conditions in a given period, or from potential market-related or macroeconomic effects of climate-related factors that affect our business, which could negatively affect our revenue and profitability. We could also be exposed to increased risk of liability in locations potentially affected by climate-related risks, for example, in areas where the risk of wildfires is increased. The risks associated with the physical effects of climate change have affected, and could continue to negatively affect, our insurance premiums or the amount of coverage that insurers are willing to make available under our insurance policies. In addition, limitations on access to clean water or other natural resources in the communities where we conduct our operations could disrupt our or our customers’ operations and result in work stoppages, project delays, reduced productivity and increased costs. All of the above climate-related factors could negatively affect our business, financial condition and results of operations.
Climate-related factors could also affect the projects our customers award. Concerns about climate change could result in new regulations, regulatory actions or requirements related to energy efficiency or reductions in greenhouse gas emissions, any of which could negatively affect our customers, or decrease the number, scope or types of projects they award, which could decrease demand for our services. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or by climate-related legislation or regulations. Legislative and/or regulatory responses related to climate change could also affect the availability of goods, increase our costs or otherwise negatively affect our operations. In addition, demand for our services could be negatively affected by market and consumer response to climate-related matters, as well from changes in technology. Our ability to compete could be affected by labor shortages resulting from lack of available skilled labor for new or emerging climate-related technologies. Additionally, if our stakeholders do not have a favorable view of our values and practices in the transition to a low-carbon economy, we could suffer reputational risk or an increase in our cost of, or a reduction in the availability of, capital. Increased or new or changing reporting and compliance requirements relating to climate change matters, including from the recently passed legislation in California related to reporting greenhouse gas emissions and climate-related financial risk or from the SEC’s draft proposal on climate-related disclosures, which, among other requirements, could mandate disclosure of greenhouse gas emissions, could negatively affect our business, results of operations and cash flows due to the increased costs of compliance, diversion of management’s attention and exposure to risk of non-compliance.
There are significant environmental regulations and policies under consideration or reconsideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change, which could cause uncertainty for our customers and our operations. We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any such changes would have on our business. The establishment of rules limiting greenhouse gas emissions or mandating lower carbon infrastructure could affect overall customer demand, reduce the need for certain of our services and/or affect our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating greenhouse gas emissions, we could experience a significant increase in environmental compliance costs in light of our large fleet and the amount of construction machinery we own. New regulations requiring us to acquire different equipment or change processes could result in an impairment of our current fleet or other equipment assets. Additionally, such new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner.
Compliance with any new laws or regulations relating to the reduction of greenhouse gases could result in significant required changes to our operations and a significant increase in the cost of conducting our business. In addition, our reputation could suffer and/or we could experience a reduction in the amount of future work we are awarded if our operations are perceived to result in high levels of greenhouse gas emissions or to otherwise pose environmental risks. Reductions in project awards, project deferrals, delays or cancellations, or increases in costs related to the effects of climate change, climate change initiatives or climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, stakeholder expectations with respect to ESG matters have been rapidly evolving and expanding. In recent years, companies across all industries are facing increasing expectations and scrutiny related to their ESG and sustainability practices from a variety of stakeholders, including customers, investor advocacy groups, proxy advisory firms, institutional and other investors, lenders, employees and ratings agencies, among others. If we do not adapt to or comply with stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, it could result in loss of business and an inability to attract and retain customers and talented personnel, or we could suffer reputational damage and/or increased risk of potential litigation, all of which could adversely affect our business, results of operations and financial condition, and could result in an increase in our cost of capital and/or a decline in the price per share of our common stock.
Additionally, from time to time, we establish strategies and expectations relative to ESG matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Failures or delays in achieving our strategies or expectations, whether actual or perceived, could adversely affect our business, operations and reputation, and could increase our risk of litigation.
In addition, our continuing efforts to research, establish, accomplish and accurately report on our ESG strategy and commitments may create operational risks, increase our expenses and expose us to reputational, legal and other risks. Some of the statements in our voluntary disclosures regarding ESG matters may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are uncertain and could be inaccurate or subject to misinterpretation given the nature of the disclosures and commitments and the difficulty in identifying, measuring and reporting on such ESG matters.
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
Our outstanding debt and debt service requirements could have significant consequences on our future operations, including: making it more difficult for us to meet our debt-related payment and other obligations; an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and limiting our ability to obtain additional financing for these purposes; subjecting us to the risk of increasing interest expense on variable rate indebtedness, in particular, in the current market environment of elevated interest rates; limiting our flexibility in planning for, or reacting to changes in our business, the industries in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
Actions taken by the Federal Reserve to increase interest rates has resulted in increased borrowing costs on our variable rate indebtedness, and could continue to result in increased costs if interest rates remain elevated for an extended period of time. Furthermore, if our credit rating is downgraded, it could increase borrowing costs on our variable rate indebtedness, and/or increase the cost of renewing or obtaining new debt financing or make it more difficult to renew, obtain or issue new debt financing in the future.
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. Should we be unable to comply with the terms and covenants of our indebtedness, including our credit facility, we would be required to obtain consents from our lenders, modify our credit facility or other debt instruments or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
Any of these factors could have an adverse effect on our business, financial condition and results of operations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which can be subject to many factors, some of which are beyond our control. We cannot assure you that our business will generate future cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations and fund other liquidity needs. Our business is capital intensive, and if we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities could have terms that are unfavorable or could be highly dilutive. Our ability to obtain additional financing or to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. Any of the above factors could adversely affect our results of operations, cash flows and liquidity.
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
We are not restricted from issuing additional common stock. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145.0 million shares of common stock, of which approximately 79.3 million shares were outstanding as of December 31, 2023. We grow our business organically as well as through acquisition. Occasionally, we may issue shares of stock as consideration in our acquisitions, as with our acquisitions of IEA and HMG, and, typically, we have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, share-based payment awards or other issuances of our common stock would dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
The market price of our common stock has been, and may continue to be, highly volatile.
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including: announcements of fluctuations in our operating results, our expectations of future operating results or the operating results of our competitors; market conditions in our customers' industries, including the capital spending plans of our significant customers; announcements of new or terminated customers or contracts; announcements of acquisitions by us or our competitors; volatility in energy and fuel prices; the effects of climate-related matters; changes in recommendations or earnings estimates by securities analysts; announcements of share repurchase programs, or activity under existing repurchase programs; and issuances of our common stock or other securities, including in connection with acquisition or financing transactions. In addition, the stock market continues to experience significant volatility, which can sometimes be unrelated or disproportionate to operating performance. Volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.

A small number of our existing shareholders have the ability to influence major corporate decisions.
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 23% of the outstanding shares of our common stock as of December 31, 2023. Accordingly, they are in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board of Directors, and a change in our control. These factors could discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock.
Our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.
Certain provisions of our articles of incorporation, by-laws and the Florida Business Corporation Act could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it would take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which could discourage hostile takeover bids. In addition, our articles of incorporation authorize our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could dilute the voting power of holders of our common stock, including the granting of voting control to others, which could delay or prevent an acquisition or change in control.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity risk management is an important part of MasTec's overall risk management efforts. We maintain a comprehensive enterprise-wide information security program that comprises policies and controls designed to identify, safeguard against, detect, respond to, mitigate and manage reasonably foreseeable cybersecurity risks and threats. Our approach utilizes diverse security tools to prevent, identify, investigate, resolve and recover from vulnerabilities and security incidents. These include, but are not limited to, internal reporting, monitoring and detection tools.
We use a collaborative, enterprise-wide strategy to address cybersecurity risks and allocate significant resources to our cybersecurity and risk management processes, which efforts are intended to adapt to the evolving cybersecurity landscape and promptly address emerging threats. Our cybersecurity risk management program aligns with the National Institute of Standards and Technology (NIST) framework and is organized into five key functions: identification, protection, detection, response and recovery. We regularly assess the threat landscape and employ a layered cybersecurity strategy to prevent, detect and mitigate threats.
Our Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO”), who report to our executive management team, are responsible for identifying, assessing and managing material cybersecurity risks, establishing processes to monitor such risks, putting appropriate mitigation measures in place, maintaining appropriate policies and procedures for our cybersecurity program and providing periodic updates to the Audit Committee of our Board of Directors. To this end, our cybersecurity team conducts annual reviews of enterprise-level cybersecurity risks. Additionally, we maintain company-wide policies and procedures concerning cybersecurity matters, which are subject to annual internal review, or more frequent, as warranted. MasTec's CISO oversees the development and implementation of our information security program and reports on cybersecurity matters to the Audit Committee. Our CIO and CISO each has over 15 years of experience in cybersecurity oversight, and our cybersecurity team is composed of personnel with a broad range of professional cybersecurity experience and expertise, and includes members with cybersecurity certifications, such as the Certified Information Systems Security Professional (CISSP) certification.
Our cybersecurity risk management program encompasses such items as simulations and tabletop exercises with management's participation and incorporates external resources and advisors as necessary. All employees undergo security awareness training, with regular testing through simulated phishing emails. Certain employee positions require additional role-based, specialized security awareness or other cybersecurity training, as applicable. We maintain a security operations center, which is staffed 24/7, to strengthen our monitoring and alerting efforts. Regular simulations, drills and assessments are conducted to test our defenses from both a technical and an operational perspective.
Our CIO and CISO routinely inform our Chief Financial Officer and other members of management, as appropriate, about threats, including assessments of threat levels, trends, incidents and related remediation plans, including matters related to the prevention, detection and remediation of any incidents in accordance with our cybersecurity program. We regularly collect data on cybersecurity threats and risk areas and conduct periodic external penetration and other tests to assess the effectiveness of our processes and procedures. We assess risks associated with third-party providers as part of our overall cybersecurity risk management framework by reviewing system and organization controls reports, when available, and other independent reports. We also generally require third parties to, among other things, maintain security controls to protect our confidential information and to promptly notify us of material breaches that may impact our data.
Our Board of Directors has oversight of our enterprise risk assessment and risk management processes, as well as the steps taken to mitigate these risks, including for cybersecurity matters. The Audit Committee of our Board of Directors has oversight of cybersecurity risk assessment and risk management policies as part of its risk management oversight responsibilities, and is responsible for ensuring that the Company has processes in place to identify, evaluate and manage cybersecurity risks, as well as appropriate processes and programs to mitigate cybersecurity incidents if they occur. The Audit Committee actively engages in cybersecurity risk discussions and receives periodic updates on the Company's cybersecurity program from our CISO, including updates on various cybersecurity matters such as risk assessments, threats, incidents, prevention, detection and remediation of incidents, mitigation strategies, areas of emerging risk and industry trends, among other topics. Significant cybersecurity matters, including those related to incidents, are escalated to the Board of Directors.
We face cybersecurity threats in the ordinary course of our business and have faced cybersecurity threats and breach attempts in the past. Such threats and breach attempts have not materially affected our business, strategy, results of operations or financial condition. At any given time, however, we may face known or unknown cybersecurity risks and threats that cannot be fully prevented or mitigated, and we may discover vulnerabilities in our cybersecurity programs. Therefore, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For more information on the cybersecurity risks we face, please refer to “We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or data security breaches could adversely affect our ability to operate, our operating results, our data security or our reputation.” in Item 1A. “Risk Factors.”
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
Holders. As of February 27, 2024, there were 1,730 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Issuer Purchases of Equity Securities. The Company’s share repurchase programs, under which it undertakes share repurchases for strategic purposes, including (i) when management believes that the market price of the Company’s stock is undervalued; (ii) such repurchases will enhance long-term shareholder value; (iii) the Company has adequate liquidity; and (iv) management believes that such repurchases are appropriate uses of capital, do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. See Note 11 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to our share repurchase programs. We did not have any share repurchases under our share repurchase programs for the year ended December 31, 2023.

The following table provides information about repurchases of our common stock during the three month period ended December 31, 2023:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (b)
October 1 through October 31	12,431	$73.51	—	$77,326,434
November 1 through November 30	26,260	$56.15	—	$77,326,434
December 1 through December 31	11,969	$69.16	—	$77,326,434
Total	50,660		—
(a)Includes 12,431, 25,574, and 11,969 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in October, November and December of 2023, respectively, and 686 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in November of 2023.
(b)As of December 31, 2023, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of the following members of a peer group consisting of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Solutions Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2018 and tracks it through December 31, 2023. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
MasTec, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2018	2019	2020	2021	2022	2023
MasTec, Inc.	$100.00	$158.19	$168.10	$227.51	$210.38	$186.69
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Peer Group	$100.00	$138.99	$197.64	$274.65	$283.18	$379.96

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
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions, including the current level of interest rates; inflationary effects on the costs of labor, materials and fuel; supply chain disruptions; uncertainty related to the implementation and pace of spending under governmental programs and initiatives related to infrastructure and other industrial investment, delays and uncertainty related to project permitting and/or other regulatory matters or uncertainty; climate, environmental and sustainability-related matters; changes in technology, tax and other incentives; potential market volatility that could negatively affect demand for future projects, and/or delay existing project timing or cause increased project costs; and public health matters. Additionally, the effects of ongoing and recent geopolitical events, such as the political unrest and military conflicts in the Middle East and Ukraine, could potentially increase volatility and uncertainty in the energy and capital markets, which could delay projects and/or negatively affect demand for future projects.
We expect 2024 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing, but moderating levels of cost inflation and potential market volatility, any or all of which could adversely affect our costs and customer demand. These conditions could also affect the cost of capital of both us and our customers, as well as our customers’ plans for capital investments and ongoing maintenance expenditures, which could negatively affect demand for our services. We could also experience negative effects from possible longer-term changes in consumer and customer behavior due to regulatory, climate-related or other factors.
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
In 2021, we initiated a significant transformation of our end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities associated with this transition. This transformation included significant business combination activity, including expansion of our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity resulted in significant acquisition and integration costs, both in our existing and recently acquired operations. As of December 31, 2023, acquisition and integration efforts related to this acquisition activity were substantially complete, and any such costs in the future are not expected to be material.
Recent acquisitions. During 2023, we completed four acquisitions, including, within our Communications segment, certain of the assets of a telecommunications company specializing in wireless services; and a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area. Additionally, we acquired certain of the equity interests of two equipment companies, both of which are included within our Oil and Gas segment.
During 2022, we completed five acquisitions including: (i) within our Clean Energy and Infrastructure segment: IEA, a leading utility-scale infrastructure solutions provider in North America, with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services; and a company specializing in the production of concrete and aggregate products; (ii) within our Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work; (iii) within our Communications segment: a telecommunications company specializing in wireline services; and (iv) within our Power Delivery segment: a company specializing in the construction of overhead high voltage transmission lines.
During 2021, we completed fourteen acquisitions including: (i) HMG, an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets. HMG’s results are reported within our Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions are reported within our corporate results. Additionally, the Company’s 2021 acquisitions included: (ii) within our Power Delivery segment: an electric utility distribution contractor; a company specializing in vegetation management services for the electric and telecommunications industries; and INTREN, a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives; (iii) within our Clean Energy and Infrastructure segment: a heavy civil infrastructure construction company focusing on transportation projects; and a heavy industrial general contractor with concrete, piping and electrical capabilities; (iv) within our Communications segment: a telecommunications company specializing in cabling, plant and other network services; a telecommunications and utility technical services company focusing on outside plant telecommunications engineering; a telecommunications and cable services provider; a utilities infrastructure company, providing power line construction and repair services; and the business operations of an entity specializing in install-to-the-home services; and (v) within our Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects, along with expertise in site work; a company specializing in environmental services for energy infrastructure and heavy civil projects; and a pipeline contractor focusing on integrity and maintenance work related to gas distribution infrastructure.
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
Changes in demand in our customers’ businesses and fluctuations in market prices for energy sources, including oil and gas products, can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These factors, as well as the highly competitive nature of our industry, can result in changes in levels of activity, project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. Market factors, including the continuing elevated rates of interest and inflation and the related effects on labor, materials and fuel costs, have had, and could continue to have, a negative effect on our profitability, to the extent that we are not able to pass these costs through to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by customer spending patterns, bidding seasons, project schedules, weather and/or climate-related effects, holidays, regulatory matters and/or timing, in particular, for large non-recurring projects, and the effects of market uncertainty or disruptions, as described within “Economic, Industry and Market Factors,” above.
Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions can delay projects. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter project activity and/or productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which can have a positive effect on our revenue. Customers, however, could also curtail certain of their project activities toward the end of the year as they await capital budget allocations for the next year. The holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects during the related period. Any quarter may be positively or negatively affected by adverse or unusual weather patterns and/or climate-related effects, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as wildfires, hurricanes, excessive winds or other severe weather, making it difficult to predict quarterly revenue and margin variations.
Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines, delays in new projects and/or changes in consumer or customer demand. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given quarter, even if not for the full year. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility, including from changes in customer demand, customer revenue mix, or project timing. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences, including climate-related matters; and acquisitions, dispositions or strategic arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Costs of Revenue, Excluding Depreciation and Amortization. Costs of revenue, excluding depreciation and amortization, consists principally of employee compensation, including salaries, employee benefits and incentive compensation; certain other employee expenses, including travel and training; subcontracted services; equipment and facility rentals; fuel and other equipment expenses; repairs and maintenance; materials and supplies; insurance expenses; certain legal and settlement matters; and certain other operating expenses. Project profit is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profit and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates and we are unable to pass the increased costs through to our customers. Estimated losses on contracts, or the excess of the total estimated costs to complete a contract over the contract’s total estimated contract transaction price, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, excluding depreciation and amortization, and project profit, include:
Project Mix. The mix of revenue derived from the projects we perform impacts overall project margins, as margin opportunities and/or risks can vary by project type and by industry. For example, installation work that is performed on a fixed price basis has a higher level of margin opportunity or risk than maintenance or upgrade work, which is often performed under pre-established fixed price per unit or time and materials pricing arrangements. As a result, changes in project mix between installation work performed on a fixed price basis, and maintenance or upgrade services that are performed under pre-established fixed price per unit or time and materials pricing arrangements, can affect our project margins in a given period. Our project mix by industry and/or segment can also affect our overall margins, as project margins can vary by industry and segment and over time.
Seasonality, Weather and Geographic Mix. Seasonal patterns, which can be affected by weather conditions, can have a significant effect on project margins. Adverse or favorable weather conditions can affect project margins in a given period. For example, extended periods of rain or snowfall can negatively affect revenue and project margins due to reduced productivity from projects being delayed or temporarily halted. Conversely, when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably affect project margins. The level of demand for restoration and storm work, which, by its nature, is unpredictable, can also favorably or negatively affect our revenue composition and project margins in a given period. In addition, the mix of business conducted in different geographic areas can affect project margins due to the particular characteristics of the physical locations where work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also affect project margins.
Price and Performance Risk. Overall project margins may fluctuate due to project pricing and job conditions, changes in the cost of labor and materials, crew availability, job productivity and work volume. Job productivity can be affected by quality of the work crew and equipment, the quality of engineering specifications and designs, availability of skilled labor, environmental or regulatory factors, customer decisions or delays and crew productivity. Job productivity can also be influenced by weather conditions, job conditions and job terrain, such as whether project work is in a right of way that is open or one that has physical obstructions or legal encumbrances.
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
Material versus Labor Costs. In most cases, our customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or part of the required materials. Project margins are typically lower on projects where we furnish a significant amount of materials due to the fact that margins on materials are generally lower than margins on labor costs. Therefore, changes in the mix of projects with significant materials requirements could affect our overall project margins.
General and Administrative Expense. General and administrative expenses consist principally of employee compensation and benefits, travel expenses and related costs for our finance, treasury, benefits, insurance and risk management, legal, facilities, information technology and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, outside professional and accounting fees, certain legal and settlement matters, facilities costs, expenses associated with information technology used in administration of the business, gains or losses from the disposal of property and equipment, acquisition costs, including certain costs related to acquisition integration, business streamlining, and, from time to time, certain restructuring charges.
Interest Expense, Net. Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements and mandatorily redeemable non-controlling interests. Interest expense is offset, in part, by interest earned on cash and other investments.
Other Income or Expense. Other income or expense consists primarily of gains or losses from changes to estimated Earn-out accruals, certain legal and other settlements, certain acquisition-related adjustments, gains or losses from, or changes in estimated recoveries from, certain assets, including financial instruments, and certain liabilities, and certain acquisition and integration costs.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•revenue and profitability on an overall basis, by reportable segment and for selected projects;
•revenue by customer and by contract type;
•costs of revenue, excluding depreciation and amortization; general and administrative expenses; depreciation; amortization; interest expense, net; other income or expense; and provision for income taxes;
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
•capital expenditures, net of asset disposals, and investment activities;
•interest and debt service coverage ratios; and
•liquidity and cash flows.

Management’s analysis includes detailed discussions and review of its key performance indicators; acquisition integration and productivity improvement efforts; proposed investments in property and equipment and new business opportunities; strategic arrangement opportunities; and working capital and other capital management efforts, among others. Measuring its key performance indicators and other business metrics is an important tool used by management to make informed and timely operational decisions, which we believe can help us improve our performance.
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
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets, acquisition-related contingent consideration and equity investments; self-insurance liabilities; income taxes; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates.
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for a more detailed discussion of our significant accounting policies and critical accounting estimates.
Revenue Recognition
We recognize revenue from contracts with customers when, or as, control of promised services and goods is transferred to customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for the services and goods transferred. We primarily recognize revenue over time utilizing the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied for the related contracts.
Contracts. We derive revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which may be subject to one or multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 40% of consolidated revenue for the year ended December 31, 2023.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is primarily based on the professional knowledge and experience of our project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are expected based on management’s estimates. For the year ended December 31, 2023, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the year ended December 31, 2023, positively affected revenue by approximately 0.2%.
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
When more than one contract is entered into with a customer on or close to the same date, management evaluates whether those contracts should be combined and accounted for as a single contract, as well as whether those contracts should be accounted for as one, or more than one, performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the specific contracts.

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
As of December 31, 2023, we included in our contract transaction prices approximately $194 million of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of our business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2023, these change orders and/or claims primarily related to certain projects in our Clean Energy and Infrastructure and Power Delivery segments. We actively engage with our customers to complete the final approval process and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. Consideration paid generally consists of cash and, from time to time, shares of our common stock, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.”
We estimate the fair values of our earn-out liabilities using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, which inputs are evaluated on an ongoing basis. Key assumptions in estimating the fair values of our earn-out liabilities include the discount rate, which was 13.0% as of December 31, 2023, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower estimated earn-out liabilities.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of acquisition, are reflected as income or expense, as appropriate. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to acquisition-related fair value adjustments.
Significant changes in the assumptions or estimates for a particular acquisition or in the underlying acquisition-related valuations, including the expected profitability or cash flows of an acquired business or assumptions related to the existence or amount of the acquired assets or assumed liabilities, could result in materially different estimates of the fair value of net assets acquired for the related acquisition, which could positively or negatively affect our financial results in future periods.
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
We reassessed the reporting unit structure of our Clean Energy and Infrastructure operating segment in the fourth quarter of 2023. As a result of this assessment, the reporting units within our Clean Energy and Infrastructure operating segment were restructured to more closely align with the segment’s end markets, including from the effects of our recent transformative acquisition efforts, and to better correspond with the management reporting structure of the segment. Under the new reporting unit structure, each of the reporting units within our Clean Energy and Infrastructure operating segment is a component, which is consistent with its previous reporting unit structure. Based on management’s review of the Company’s components and their related operations, we combine three of the components of the Power Delivery operating segment into one reporting unit. All of our other reporting units are each composed of one component.

Following is a summary of goodwill and intangible assets, net, by segment as of December 31, 2023, which includes indefinite-lived intangible assets within the Clean Energy and Infrastructure segment totaling approximately $34.5 million:

	Communications	Clean Energy and Infrastructure	Power Delivery	Oil and Gas	Total
Goodwill (in millions)	$646.9	$742.0	$270.8	$466.7	$2,126.4
Percentage of total	30.4%	34.9%	12.7%	21.9%	100.0%
Other intangible assets, net (in millions)	$50.2	$335.9	$330.0	$68.2	$784.3
Percentage of total	6.4%	42.8%	42.1%	8.7%	100.0%
For the year ended December 31, 2023, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, including: levels of inflation, market interest rates and/or supply chain disruptions; industry and/or market conditions, including the potential effects of regulatory and other uncertainty, including uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives; project permitting uncertainty; financial, competitive and other conditions, including declines in the operating performance of our reporting units; entity-specific events; the potential effects of longer-term changes in consumer behavior due to regulatory, climate-related or other factors, and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2023, we performed quantitative testing for (i) three reporting units within our Clean Energy and Infrastructure operating segment; (ii) one reporting unit within our Power Delivery operating segment; and (iii) one reporting unit within our Oil and Gas operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, including, as described above, the potential future effects of macroeconomic trends and events, industry, market and regulatory factors, climate-related or other factors, rates of success on new project awards and levels of operating activity.
For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the applicable reporting units and within the units’ industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.0%, six to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 10.5% to 14.0%.
Based on the results of the quantitative assessments, the estimated fair values of all of the tested reporting units were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values. In addition, quantitative testing was performed for the reporting units as determined under the previous structure of the Clean Energy and Infrastructure operating segment, as discussed above. Based on the results of this assessment, the estimated fair values of all reporting units under the previous reporting unit structure exceeded their carrying values.
As of December 31, 2023, we believe that the recorded balances of goodwill and intangible assets are recoverable; however, significant changes in the assumptions or estimates used in our analyses, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, interest rates or other regulatory or market disruptions, including from geopolitical events and/or changes in asset characteristics, could result in non-cash goodwill and/or intangible asset impairment charges in future periods. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional discussion.
Equity Investments
Our investment and strategic arrangements include equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” We evaluate such investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Significant changes in any of these factors could result in impairment charges in future periods.

Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can affect our annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is accurate and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. See Note 12 - Income Taxes in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional discussion.
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
We file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although we believe our calculations for tax returns are accurate and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from our expectations and the estimates that are reflected in our consolidated financial statements, which could materially affect our results of operations, cash flows and liquidity in the related period.
Self-Insurance
We are self-insured up to the amount of our deductible for our insurance policies. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Liabilities under our insurance programs are accrued based upon our estimate of the ultimate liability for claims, with assistance from third-party actuaries. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. These insurance liabilities are, however, difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury or an incident, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends. Although we believe such accruals are adequate, a change in experience or actuarial or management assumptions could materially affect our results of operations in a particular period.
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
2024 Outlook
We believe that we are well-positioned to benefit from significant market opportunities in each of our business segments. Please see Item 1 “Business - Industry Trends” for additional information on the outlook for the industries we serve and a detailed discussion of our market opportunities. Our future results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.

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

	For the Years Ended December 31,
	2023		2022		2021
Revenue	$11,995.9	100.0%	$9,778.0	100.0%	$7,951.8	100.0%
Costs of revenue, excluding depreciation and amortization	10,613.8	88.5%	8,586.3	87.8%	6,805.7	85.6%
Depreciation	433.9	3.6%	371.2	3.8%	345.6	4.3%
Amortization of intangible assets	169.2	1.4%	135.9	1.4%	77.2	1.0%
General and administrative expenses	698.9	5.8%	559.4	5.7%	307.0	3.9%
Interest expense, net	234.4	2.0%	112.3	1.1%	53.4	0.7%
Equity in earnings of unconsolidated affiliates, net	(30.7)	(0.3)%	(28.8)	(0.3)%	(33.8)	(0.4)%
Other income, net	(40.9)	(0.3)%	(1.4)	(0.0)%	(33.4)	(0.4)%
(Loss) income before income taxes	$(82.7)	(0.7)%	$43.1	0.4%	$430.1	5.4%
Benefit from (provision for) income taxes	35.4	0.3%	(9.2)	(0.1)%	(99.3)	(1.2)%
Net (loss) income	$(47.3)	(0.4)%	$33.9	0.3%	$330.7	4.2%
Net income attributable to non-controlling interests	2.7	0.0%	0.5	0.0%	1.9	0.0%
Net (loss) income attributable to MasTec, Inc.	$(49.9)	(0.4)%	$33.4	0.3%	$328.8	4.1%
We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. The following table presents revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Segment:	2023	2022	2021	2023 (a)		2022 (a)		2021 (a)
Communications	$3,259.5	$3,233.7	$2,551.1	$269.2	8.3%	$327.1	10.1%	$269.5	10.6%
Clean Energy and Infrastructure	3,962.0	2,618.6	1,865.0	132.4	3.3%	102.8	3.9%	75.0	4.0%
Power Delivery	2,735.1	2,725.2	1,016.8	207.8	7.6%	202.9	7.4%	68.0	6.7%
Oil and Gas	2,072.8	1,219.6	2,540.5	284.4	13.7%	163.5	13.4%	557.6	21.9%
Other	—	—	0.0	25.0	NM	31.8	NM	33.8	NM
Eliminations	(33.5)	(19.1)	(21.6)	—	—	—	—	—	—
Segment Total	$11,995.9	$9,778.0	$7,951.8	$918.8	7.7%	$828.1	8.5%	$1,003.8	12.6%
Corporate	—	—	—	(163.9)	—	(165.6)	—	(97.5)	—
Consolidated Total	$11,995.9	$9,778.0	$7,951.8	$754.9	6.3%	$662.5	6.8%	$906.3	11.4%
NM - Percentage is not meaningful
(a)    For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $22.5 million, $37.1 million and $8.5 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $3.8 million of such costs. For the year ended December 31, 2022, $4.7 million, $6.4 million, $39.0 million and $8.0 million of such costs were included within Communications, Clean Energy and Infrastructure, Power Delivery and Oil and Gas EBITDA, respectively, and Corporate EBITDA included $27.9 million of such costs. For the year ended December 31, 2021, Corporate EBITDA included $3.6 million of such acquisition and integration costs.

Comparison of Years Ended December 31, 2023 and 2022
Revenue. For the year ended December 31, 2023, consolidated revenue totaled $12.0 billion as compared with $9.8 billion in 2022, an increase of approximately $2.2 billion, or 23%. Revenue increased in our Clean Energy and Infrastructure segment by approximately $1,343 million, or 51%, in our Oil and Gas segment by approximately $853 million, or 70%, in our Communications segment by approximately $26 million, or 1%, and in our Power Delivery segment by approximately $10 million. Acquisitions contributed $1,546 million of increased revenue for the year ended December 31, 2023 and organic revenue increased by approximately $672 million, or 6.9%, as compared with 2022. See below for details of revenue by segment.
Communications Segment. Communications revenue was $3,260 million in 2023, as compared with $3,234 million in 2022, an increase of $26 million, or 1%. Acquisitions contributed $149 million of revenue for the year ended December 31, 2023, whereas organic revenue decreased by approximately $123 million, or 4%, as compared with 2022. The decrease in organic revenue was driven primarily by lower levels of wireless and install-to-the-home project activity due, in part, to the effect of macroeconomic conditions on project activity levels, reflecting delays partially driven by customers’ higher financing costs, and, for install-to-the-home activities, certain changes in consumer behavior, offset, in part, by an increase in wireline and utility project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $3,962 million in 2023, as compared with $2,619 million in 2022, an increase of $1,343 million, or 51%. Acquisitions contributed $1,383 million of revenue for the year ended December 31, 2023, whereas organic revenue decreased by approximately $39 million, or 2%, as compared with 2022, due primarily to lower levels of certain industrial infrastructure project work, offset, in part, by higher levels of renewable and heavy civil project activity, due primarily to timing of project work.
Power Delivery Segment. Power Delivery revenue was $2,735 million in 2023, as compared with $2,725 million in 2022, an increase of $10 million. For the year ended December 31, 2023, acquisitions contributed $15 million of revenue, whereas organic revenue decreased by approximately $5 million as compared with 2022. Higher levels of organic project activity, including for transmission and substation-related project work, were offset by a reduction in storm restoration services, as well as certain facilities and other infrastructure-related project work.
Oil and Gas Segment. Oil and Gas revenue was $2,073 million in 2023, as compared with $1,220 million in 2022, an increase of approximately $853 million, or 70%, due primarily to higher levels of project activity, including large-diameter, midstream and other pipeline project activity, as well as pipeline integrity services, partially offset by a reduction in certain facilities and other infrastructure-related project work.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $2.0 billion, or 24%, to $10.6 billion in 2023 from $8.6 billion in 2022. Higher levels of revenue contributed an increase of $1,948 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $80 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 70 basis points to 88.5% of revenue in 2023 from 87.8% of revenue in 2022. The basis point increase was due to a combination of reduced project efficiencies, primarily within our Communications segment, as well as the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work and the effects of inflation on labor, material and other costs across our businesses, offset, in part, by improved productivity within our Oil and Gas segment, as well as a $22 million decrease in certain acquisition and integration costs and the positive effects of certain project close-outs.
Depreciation. Depreciation was $434 million, or 3.6% of revenue, in 2023, as compared with $371 million, or 3.8% of revenue, in 2022, an increase of $63 million, or 17%. Acquisitions contributed $34 million of depreciation for the year ended December 31, 2023, and organic depreciation increased by $29 million, or approximately 8%, due primarily to the effect on depreciation of capital expenditures in 2022 in support of certain prior year growth initiatives and to address prior year supply chain disruption concerns, as well as an increase in depreciation expense in 2023 related to current year growth initiatives. These increases were offset, in part, by a $6 million reduction in depreciation expense in 2023 related to a change in the depreciable lives of certain assets to better align the respective assets’ lives with their expected useful lives. As a percentage of revenue, depreciation decreased by approximately 20 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $169 million, or 1.4% of revenue, in 2023, as compared with $136 million, or 1.4% of revenue, for the same period in 2022, an increase of approximately $33 million, or 25%. Acquisitions contributed approximately $44 million of amortization for the year ended December 31, 2023, whereas organic amortization decreased by approximately $11 million, or 8% due primarily to the effects of timing of amortization for certain assets. As a percentage of revenue, amortization of intangible assets was generally flat as compared with the prior year.
General and administrative expenses. General and administrative expenses totaled $699 million, or 5.8% of revenue, in 2023, as compared with $559 million, or 5.7% of revenue, in 2022, an increase of $139 million, or 25%. Acquisitions, including certain acquisition and integration costs, contributed $121 million of general and administrative expenses for the year ended December 31, 2023, and organic general and administrative expenses increased by approximately $19 million, or 3%, as compared with 2022, primarily due to a reduction in gains on sales of assets, net, and an increase in the provision for credit losses, as well as increases in various administrative costs, including compensation and information technology expenses, offset, in part, by a reduction in professional fees and other miscellaneous administrative costs, including the effect of a reduction in organic acquisition and integration costs. Total acquisition and integration costs included within general and administrative expenses increased to $64 million for the year ended December 31, 2023 from approximately $52 million in 2022. Overall, general and administrative expenses increased by approximately 10 basis points as a percentage of revenue for the year ended December 31, 2023 as compared with 2022.
Interest expense, net. Interest expense, net of interest income, was approximately $234 million, or 2.0% of revenue, in 2023, as compared with approximately $112 million, or 1.1% of revenue, in 2022, an increase of approximately $122 million, or 109%. The increase in interest expense, net, resulted primarily from credit facility activity and term loans, which accounted for approximately $96 million of the increase due to higher average balances, including from indebtedness incurred in connection with acquisition activity, including $700 million of additional unsecured term loans entered into in connection with the acquisition of IEA in the fourth quarter of 2022, as well as higher average interest rates on our floating rate debt as compared with 2022. In addition, interest expense from senior notes increased by $15 million due to the assumption, exchange and issuance of $300 million aggregate principal amount of 6.625% senior notes in connection with the IEA acquisition. See Financial Condition, Liquidity and Capital Resources discussion below for details of our debt instruments. Additionally, interest expense from accounts receivable financing arrangements increased by approximately $4 million due primarily to higher average interest rates and higher average balances, including from arrangements entered into in the second half of 2023. See Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities, which is incorporated by reference, for details of our financing arrangements.
Equity in earnings of unconsolidated affiliates. For the years ended December 31, 2023 and 2022, equity in earnings from unconsolidated affiliates, net, totaled approximately $31 million and $29 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent, our investments in certain other entities.
Other income, net. Other income, net, was $41 million, in 2023, as compared with $1 million in 2022. For the year ended December 31, 2023, other income, net, included approximately $13 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA, approximately $29 million of other miscellaneous income, including from insurance, legal and other settlements, and approximately $1 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset, in part, by approximately $3 million of impairment losses on an investment. For the year ended December 31, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, $2 million of income from the changes in the fair value of additional contingent payments to former owners of an acquired business, $7 million of income from insurance and other settlements, and approximately $5 million of other miscellaneous income, net, offset, in part, by approximately $7 million of expense from changes in the fair value of our investment in American Virtual Cloud Technologies, Inc. (“AVCT”), net of income from strategic arrangements, $3 million of expense from changes in the fair value of IEA warrants and approximately $5 million of acquisition and integration and business streamlining costs.
Benefit from (provision for) income taxes. Income tax benefit was $35 million in 2023, as compared with $9 million of income tax expense in 2022. Pre-tax losses totaled $83 million for the year ended December 31, 2023 as compared with $43 million of pre-tax income for the same period in 2022. For the year ended December 31, 2023, our effective tax rate was a benefit of 42.8% as compared with an expense of 21.3% for the same period in 2022. Our effective tax rate for the year ended December 31, 2023 included a benefit of approximately $8 million related to adjustments resulting from the finalization of our 2022 tax returns and the effects of a net tax benefit of approximately $11 million from share-based payment awards, offset, in part, by an increase in non-deductible expenses. For the year ended December 31, 2022, our effective tax rate included a benefit of approximately $12 million from adjustments related to the finalization of our 2021 tax returns and from the true-up of certain prior year non-deductible expenses, as well as a net tax benefit of approximately $1 million from share-based payment awards.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $269 million, or 8.3% of revenue, in 2023, as compared with EBITDA of $327 million, or 10.1% of revenue in 2022, a decrease of approximately $58 million, or 18%. As a percentage of revenue, EBITDA decreased by approximately 190 basis points, or approximately $61 million, due primarily to reduced operating leverage from lower levels of wireless revenue, as well as reduced project efficiencies, including the effects of inflation on labor, material and other costs, and an increase of approximately $18 million in certain acquisition and integration costs, offset, in part, by the positive effects of certain project close-outs. Higher levels of revenue contributed an increase in EBITDA of approximately $3 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $132 million, or 3.3% of revenue, in 2023, as compared with $103 million, or 3.9% of revenue in 2022, an increase in EBITDA of approximately $30 million, or 29%. Higher levels of revenue contributed an increase in EBITDA of approximately $53 million. As a percentage of revenue, EBITDA decreased by approximately 60 basis points, or $23 million, due to a combination of reduced productivity, primarily from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work as well as inefficiencies on certain legacy industrial projects; an increase of approximately $31 million in certain acquisition and integration costs; project mix; and the effects of inflation on labor, material and other costs, offset, in part, by improved efficiencies on certain renewable projects and the positive effects of certain project close-outs.
Power Delivery Segment. EBITDA for our Power Delivery segment was approximately $208 million, or 7.6% of revenue in 2023, as compared with EBITDA of $203 million, or 7.4% of revenue in 2022, an increase in EBITDA of approximately $5 million, or 2%. As a percentage of revenue, EBITDA increased by approximately 20 basis points, or $4 million, due primarily to improved project efficiencies and a reduction of approximately $31 million in certain acquisition and integration costs, offset, in part, by the effects of a reduction in emergency restoration services and the effects of inflation on labor, material and other costs. Higher levels of revenue contributed an increase in EBITDA of $1 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $284 million, or 13.7% of revenue in 2023, as compared with EBITDA of $164 million, or 13.4% of revenue in 2022, an increase of $121 million, or 74%. Higher levels of revenue contributed an increase in EBITDA of $114 million. As a percentage of revenue, EBITDA margins increased by approximately 30 basis, or approximately $6 million, due primarily to project efficiencies and improved productivity, including as a result of improved operating leverage from higher levels of revenue, as well as the effects of project mix, certain project close-outs and a reduction of approximately $8 million in certain acquisition and integration costs, offset, in part, by the effects of inflation on labor, material and other costs.
Other Segment. EBITDA from Other businesses totaled approximately $25 million and $32 million for the years ended December 31, 2023 and 2022, respectively. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs. In 2023, EBITDA from Other businesses also included approximately $3 million of impairment losses on an investment, and in 2022, included project results from a non-controlled joint venture. In both years, EBITDA from Other businesses also included losses from certain other businesses and investments.

Corporate. Corporate EBITDA was negative $164 million in 2023, as compared with EBITDA of negative $166 million in 2022, for an increase in EBITDA of approximately $2 million. Acquisition and integration costs included within corporate expenses decreased to approximately $4 million for the year ended December 31, 2023 from $28 million in 2022. For the year ended December 31, 2023, Corporate EBITDA included approximately $13 million of income, net, from changes to estimated Earn-out accruals, $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA and $1 million of income from changes in the fair value of additional contingent payments to the former owners of acquired business. For the year ended December 31, 2022, Corporate EBITDA included approximately $7 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements, $3 million of expense from changes in the fair value of IEA warrants, offset, in part, by $2 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and $1 million of income, net, from changes to estimated Earn-out accruals. Corporate expenses in 2023 not related to the above-described items increased by approximately $22 million as compared with 2022, due primarily to increases in compensation expense and other administrative expenses as well as the effects of timing of ordinary course legal and other settlement matters, offset, in part, by other miscellaneous income, net, including from insurance and other settlements.
Comparison of Years Ended December 31, 2022 and 2021
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2022 and 2021” of the Company’s 2022 Annual Report on Form 10-K (“the 2022 Form 10-K”) for a comparison of results for the years ended December 31, 2022 and 2021, which discussion is incorporated herein by reference.
Foreign Operations
Our foreign operations are primarily in Canada. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense; acquisition and integration costs related to our recent acquisitions, as more fully described below; fair value gains or losses, net, on an investment; project results from an acquisition-related proportionately consolidated non-controlled Canadian joint venture that was underway at the time of the related acquisition, which joint venture was managed by a third party and automatically terminated upon completion of the project; the bargain purchase gain from a prior year acquisition; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets, the effects of statutory and other tax rate changes, and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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
In 2021, we initiated a significant transformation of our end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and resulted in significant acquisition and integration costs. Due to the extent of the acquisition costs related to this acquisition activity and the extent of the efforts that were required to integrate these acquisitions, we have excluded acquisition and integration costs related to this acquisition activity in our computation of Adjusted EBITDA and Adjusted Net Income. As of December 31, 2023, these acquisition and integration efforts were substantially complete, and any such costs in the future are not expected to be material.
Our adjusted results also exclude fair value gains or losses, net, for our investment in AVCT. We believe that fair value gains or losses for our investment in AVCT, a company in which we had no active involvement and for which fair value activity varied from period to period based on fluctuations in the market price of the investment, are not indicative of our core operations, and that this presentation improves comparability of our results with those of our peers. AVCT filed for bankruptcy in the first quarter of 2023, and our investment was fully written off.
We exclude intangible asset amortization and selected purchase accounting adjustments, including the bargain purchase gain from a prior year acquisition, from our adjusted measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, our non-U.S. GAAP financial measures include the revenue and all other expenses of the acquired entities, unless otherwise stated. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers. We have also excluded the effects of statutory and other tax rate changes from Adjusted Net Income and Adjusted Diluted Earnings Per Share given their inherent volatility due to uncertainty with regard to our future geographic footprint and the associated tax rates, which may vary significantly from period to period, and, for statutory tax rate changes, due to their non-operational nature. Each company’s definitions of these adjusted measures may vary as they are not standardized and should be used together with the provided reconciliations.
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

	For the Years Ended December 31,
EBITDA Reconciliation:	2023		2022		2021
Net (loss) income	$(47.3)	(0.4)%	$33.9	0.3%	$330.7	4.2%
Interest expense, net	234.4	2.0%	112.3	1.1%	53.4	0.7%
(Benefit from) provision for income taxes	(35.4)	(0.3)%	9.2	0.1%	99.3	1.2%
Depreciation	433.9	3.6%	371.2	3.8%	345.6	4.3%
Amortization of intangible assets	169.2	1.4%	135.9	1.4%	77.2	1.0%
EBITDA	$754.9	6.3%	$662.5	6.8%	$906.3	11.4%
Non-cash stock-based compensation expense	33.3	0.3%	27.4	0.3%	24.8	0.3%
Acquisition and integration costs	71.9	0.6%	86.0	0.9%	3.6	0.0%
Losses, net, on fair value of investment	0.2	0.0%	7.7	0.1%	7.8	0.1%
Project results from non-controlled joint venture	—	—%	(2.8)	(0.0)%	—	—%
Bargain purchase gain	—	—%	(0.2)	(0.0)%	(3.5)	(0.0)%
Adjusted EBITDA	$860.3	7.2%	$780.6	8.0%	$939.1	11.8%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Years Ended December 31,
	2023		2022		2021
EBITDA	$754.9	6.3%	$662.5	6.8%	$906.3	11.4%
Non-cash stock-based compensation expense (a)	33.3	0.3%	27.4	0.3%	24.8	0.3%
Acquisition and integration costs (b)	71.9	0.6%	86.0	0.9%	3.6	0.0%
Losses, net, on fair value of investment (a)	0.2	0.0%	7.7	0.1%	7.8	0.1%
Project results from non-controlled joint venture (c)	—	—%	(2.8)	(0.0)%	—	—%
Bargain purchase gain (a)	—	—%	(0.2)	(0.0)%	(3.5)	(0.0)%
Adjusted EBITDA	$860.3	7.2%	$780.6	8.0%	$939.1	11.8%
Segment:
Communications	$291.7	8.9%	$331.8	10.3%	$269.5	10.6%
Clean Energy and Infrastructure	169.5	4.3%	109.2	4.2%	75.0	4.0%
Power Delivery	216.3	7.9%	241.9	8.9%	68.0	6.7%
Oil and Gas	284.4	13.7%	171.5	14.1%	557.6	21.9%
Other	25.0	NM	29.0	NM	33.8	NM
Segment Total	$986.9	8.2%	$883.4	9.0%	$1,003.9	12.6%
Corporate	(126.6)	—	(102.8)	—	(64.8)	—
Adjusted EBITDA	$860.3	7.2%	$780.6	8.0%	$939.1	11.8%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, losses, net, on the fair value of an investment and the bargain purchase gain from a prior year acquisition are included within Corporate EBITDA.
(b)    For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $22.5 million, $37.1 million and $8.5 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $3.8 million of such costs. For the year ended December 31, 2022, $4.7 million, $6.4 million, $39.0 million, $8.0 million of such costs were included within Communications, Clean Energy and Infrastructure, Power Delivery and Oil and Gas EBITDA, respectively, and Corporate EBITDA included $27.9 million of such costs. For the year ended December 31, 2021, Corporate EBITDA included $3.6 million of such acquisition and integration costs.
(c)    Project results from a non-controlled joint venture are included within Other segment EBITDA.

The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(47.3)	$33.9	$330.7
Adjustments:
Non-cash stock-based compensation expense	33.3	27.4	24.8
Amortization of intangible assets	169.2	135.9	77.2
Acquisition and integration costs	71.9	86.0	3.6
Losses, net, on fair value of investment	0.2	7.7	7.8
Project results from non-controlled joint venture	—	(2.8)	—
Bargain purchase gain	—	(0.2)	(3.5)
Total adjustments, pre-tax	$274.7	$254.1	$110.0
Income tax effect of adjustments (a)	(75.3)	(58.6)	(27.4)
Statutory and other tax rate effects (b)	4.6	5.5	6.7
Adjusted net income	$156.7	$234.8	$420.0

	For the Years Ended December 31,
	2023	2022	2021
Diluted (loss) earnings per share	$(0.64)	$0.42	$4.45
Adjustments:
Non-cash stock-based compensation expense	0.43	0.36	0.34
Amortization of intangible assets	2.16	1.78	1.04
Acquisition and integration costs	0.92	1.13	0.05
Losses, net, on fair value of investment	0.00	0.10	0.11
Project results from non-controlled joint venture	—	(0.04)	—
Bargain purchase gain	—	(0.00)	(0.05)
Total adjustments, pre-tax	$3.51	$3.34	$1.49
Income tax effect of adjustments (a)	(0.96)	(0.77)	(0.37)
Statutory and other tax rate effects (b)	0.06	0.07	0.09
Adjusted diluted earnings per share	$1.97	$3.05	$5.65
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the years ended December 31, 2023, 2022 and 2021, our consolidated effective tax rates, as reported, were a benefit of 42.8% and an expense of 21.3% and 23.1%, respectively, and as adjusted, were an expense of 18.4%, 21.0%, and 22.2%, respectively.
(b)    Represents the effects of statutory and other tax rate changes for the years ended December 31, 2023, 2022 and 2021.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, debt service, income taxes, earn-out obligations and equity and other investment funding requirements. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to refinance, extend the terms of our existing indebtedness, retire outstanding debt, borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash.
Capital Expenditures. For the year ended December 31, 2023, we spent approximately $193 million on capital expenditures, or $109 million, net of asset disposals, and incurred approximately $148 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $175 million on capital expenditures, or approximately $125 million, net of asset disposals, in 2024, and we expect to incur approximately $150 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2023, we used $69 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of December 31, 2023 was approximately $77 million. Of this amount, approximately $22 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the years ended December 31, 2023, 2022 and 2021, we made payments of $39 million, $38 million and $47 million, respectively, related to our Earn-out liabilities.
Our acquisition of HMG provided for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” Pursuant to the terms of the HMG purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. An Additional Payment of approximately $29 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock. As of December 31, 2023, the estimated fair value of remaining Additional Payments was approximately $34 million, which for the year ended December 31, 2023, includes the effect of unrealized fair value gains related to the contingent shares of approximately $1 million and a reduction of approximately $2 million in the estimated remaining liability from changes in collections attributed to acquired balances. The number of shares that would be paid in connection with the remaining Additional Payments as of December 31, 2023 is approximately 160,000 shares. In addition, the HMG purchase agreement provided for a customary net working capital adjustment, which adjustment was resolved in the second quarter of 2022 for a reduction of approximately $15 million in acquisition consideration. Consideration for the IEA acquisition included the value of certain IEA warrants. A fair value gain of approximately $3 million was recognized in 2023 related primarily to certain unexercised IEA warrants that expired on March 26, 2023.
Income Taxes. Tax payments, net of tax refunds, totaled $10 million, $9 million and $69 million for the years ended December 31, 2023, 2022 and 2021. The year-to-year fluctuations in tax payments largely correspond to the changes in taxable net income for the respective years.
Working Capital. We need working capital to support seasonal and other variations in our business, primarily related to the effects of weather conditions on outdoor construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support customer demand. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital needs are typically converted to cash during the winter months. These seasonal trends, however, can be offset by changes in the timing of projects, which can be affected by project delays or accelerations and/or other factors that may affect customer spending.
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of December 31, 2023, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $3.1 billion as of both December 31, 2023 and 2022. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
    Our payment billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10% of billings) until the job is completed, which amounts are referred to as “retainage.” As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments are contractually due to subcontractors only after we are paid by our customers.
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of general economic and market conditions on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our credit facilities and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, as well as potential acquisition, strategic arrangement and investment funding requirements and/or share repurchase activity and other liquidity needs for the next twelve months and the foreseeable future.
Sources and Uses of Cash
As of December 31, 2023, we had approximately $1,137 million in working capital, defined as current assets less current liabilities, as compared with $1,363 million as of December 31, 2022, a decrease of approximately $226 million. Cash and cash equivalents totaled approximately $530 million and $371 million as of December 31, 2023 and 2022, respectively, for an increase of $159 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$687.3	$352.3	$793.1
Net cash used in investing activities	$(178.1)	$(821.2)	$(1,357.2)
Net cash (used in) provided by financing activities	$(351.0)	$480.9	$501.9

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2023 was $687 million, as compared with $352 million in 2022, for an increase in cash provided by operating activities of approximately $335 million, due primarily to the effect of timing-related changes in working capital-related assets and liabilities, net, including from the positive effect of changes in accounts receivable, net, resulting from improved collections, as described in further detail below, as well as the positive effect in 2023 of lower levels of inventory and materials purchasing activity as compared with 2022, during which period we increased our purchasing activity to address supply chain disruptions and inflation concerns. The above described items, which increased cash provided by operating activities, were partially offset by (i) a decrease in net income and (ii) the effect of a net decrease in expenses that reconcile net income to operating cash flows, including a decrease in the provision for deferred income taxes, offset, in part, by increases in depreciation expense and amortization of intangible assets.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSO was 74 as of December 31, 2023, as compared with DSO of 83 as of December 31, 2022. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives, including certain accounts receivable financing arrangements. The decrease in DSO as of December 31, 2023 as compared with December 31, 2022 was due to the benefit of improved cash collections, including from the timing of ordinary course billing and collection activities, as well as the effects of certain accounts receivable financing arrangements, which are described in further detail in Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities, which is incorporated by reference. Other than ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $643 million to $178 million for the year ended December 31, 2023 from $821 million in 2022. We completed four acquisitions during the year ended December 31, 2023, for which we paid $69 million in cash, net of cash acquired, a decrease of approximately $566 million as compared with 2022, in which period we completed five acquisitions, including the acquisition of IEA. Capital expenditures totaled $193 million, or $109 million, net of asset disposals, in 2023, as compared with $263 million, or $182 million, net of asset disposals, in 2022, for a decrease in cash used in investing activities of approximately $73 million, due to the effect in 2023 of acceleration of capital expenditures in the prior year to address certain growth initiatives and supply chain disruption concerns. Payments for other investments, which relate primarily to investments in certain equity investees as well as payments for split dollar life insurance agreements, decreased from $4 million in 2022 to $2 million in 2023.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2023 was $351 million, as compared with net cash provided by financing activities of $481 million in 2022, for an increase in cash used in financing activities of approximately $832 million. For the year ended December 31, 2023, credit facility-related repayments, net of borrowings, including term loan activity, totaled $132 million, as compared with $824 million of credit facility-related borrowings, net of repayments, including term loan activity, in 2022, for an increase in repayments, net of borrowings of approximately $956 million. This increase was driven, in large part, by $700 million in new term loans that were incurred in 2022 in connection with the acquisition of IEA. Additionally, payments to holders of our non-controlling interests increased by $14 million in 2023 as compared with 2022, primarily related to the purchase of certain non-controlling interests in 2023.
The above described increases in cash used in financing activities were offset, in part, by a reduction in payments for share repurchases, among other items. There were no share repurchases for the year ended December 31, 2023, whereas share repurchases in 2022 totaled $81 million. Payments of finance lease obligations decreased by approximately $14 million in 2023 as compared with 2022, and payments of acquisition-related contingent consideration included within financing activities decreased to $22 million in 2023 from $35 million in 2022, for a reduction in cash used in financing activities from acquisition-related contingent consideration of $14 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $39 million in 2023 as compared with $38 million in 2022. Payments for acquisition-related contingent assets totaled approximately $18 million in 2022 and related to the HMG acquisition, whereas in 2023, there were no payments. Additionally, other financing activities, net, which includes amounts paid for other borrowings and transaction-related financing activities, including payments of financing costs, totaled payments of $5 million in 2023 as compared with $23 million in 2022, for a reduction of $18 million in cash used in financing activities.
Senior Credit Facility
We have a $2.25 billion senior unsecured credit facility (as amended from time to time, the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a Term Loan with an original principal amount of $350 million, and matures on November 1, 2026. As of December 31, 2023, aggregate outstanding revolving borrowings totaled $773 million and availability for revolving loans totaled $1,062 million. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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

4.50% Senior Notes
We have $600 million aggregate principal amount of 4.50% senior unsecured notes due August 15, 2028 (the “4.50% Senior Notes”). The 4.50% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
6.625% Senior Notes
We have $300 million aggregate principal amount of 6.625% senior unsecured notes (the “6.625% Senior Notes”), which are composed of $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”). The 6.625% IEA Senior Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the IEA Issuer’s subsidiaries and are effectively subordinated to any secured indebtedness of the IEA Issuer, to the extent of the value of the collateral securing such indebtedness. The 6.625% MasTec Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% MasTec Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables and the 6.625% IEA Senior Notes. The 6.625% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
2022 Term Loan Facility
We have $700.0 million of unsecured term loans that were entered into in connection with the acquisition of IEA, composed of a three-year term loan of $400.0 million in principal amount (the “Three-Year Tranche”) maturing on October 7, 2025, and a five-year term loan of $300.0 million in principal amount (the “Five-Year Tranche”) maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The obligations under the 2022 Term Loan Facility are unsecured and are not guaranteed by any of the Company or its subsidiaries. The 2022 Term Loan Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2023.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, including current period balances and rates of interest, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2023 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior credit facility	$1,114.3	$8.8	$1,105.5	$—	$—
4.50% Senior Notes	600.0	—	—	600.0	—
6.625% Senior Notes	284.2	—	—	—	284.2
2022 Term Loan Facility	700.0	15.0	445.0	240.0	—
Finance lease and other obligations	380.3	153.4	193.4	32.8	0.7
Operating lease liabilities	472.6	152.2	216.6	67.1	36.7
Earn-out and contingent payment obligations (a)	34.7	34.7	—	—	—
Interest (b)	615.7	191.6	314.5	97.9	11.7
Total	$4,201.8	$555.7	$2,275.0	$1,037.8	$333.3
(a)    Under certain acquisition agreements, we have agreed to pay the sellers earn-outs and other amounts based on the performance of the businesses acquired. Certain of these payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these payments, we have only included obligations that we expect will be paid in cash and have been earned as of December 31, 2023.
(b)    Represents expected future interest payments on debt and finance lease obligations outstanding as of December 31, 2023, and does not include potential letter of credit or commitment fees associated with our senior unsecured credit facility. With the exception of our credit facilities and term loans, all of our debt instruments are fixed rate interest obligations.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with potential funding obligations and indemnification and/or guarantee arrangements relating to our equity and other investment arrangements, including our variable interest entities. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information related to our off-balance sheet arrangements.
Impact of Inflation
Over the past years, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. We expect elevated market interest rates and continuing, but moderating, levels of cost inflation for the foreseeable future. The primary inflationary factors directly affecting our operations are labor, fuel and material costs. The current elevated levels of inflation have caused an increase in consumer prices and resulted in regulatory actions that have increased interest rates, while the labor market remains at historically low levels of unemployment, creating pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects, and geopolitical events, such as military conflicts, including the political unrest and military conflicts in the Middle East and Ukraine, which events have caused market volatility and could create heightened global market volatility in the future.
The recent elevated levels of labor, materials and fuel costs has negatively affected our project margins to the extent that we have been unable to pass such cost increases along to our customers. If the current inflationary conditions persist, our profitability could continue to be affected in the future. Market volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions, which have also recently affected our operations, as discussed in “Item 1. Business,” under “Suppliers, Materials and Working Capital.” Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt and, correspondingly, our interest expense.
We closely monitor inflationary factors, including current rates of inflation and any potential effects they may have on our business operations, operating results and/or financial condition. While the impact of these factors cannot be fully eliminated, we proactively work to mitigate their effects; however, inflationary pressures and interest rate increases could adversely affect our business operations in the future.
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2023, our variable interest rate debt was primarily related to our Credit Facility and our term loans. Outstanding revolving loans and the Term Loan under our Credit Facility bear interest, at our option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. As of December 31, 2023, we had approximately $773 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 7.71% and a Term Loan with a balance of $341 million and an interest rate of 7.08%. The current year interest rates for outstanding revolving loans under our Credit Facility and Term Loan reflect basis point increases of approximately 190 and 130, respectively, over the comparable period in 2022.
Outstanding loans under the $400 million Three-Year Tranche of our 2022 Term Loan Facility bear interest, at our option, at a rate equal to either (a) Term SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined in the 2022 Term Loan Facility, plus a margin of 0.125% to 0.500%. Outstanding loans under the $300 million Five-Year Tranche of our 2022 Term Loan Facility bear interest, at our option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. As of December 31, 2023, the Three-Year Tranche and Five-Year Tranche accrued interest at weighted average rates of 6.833% and 6.958%, respectively.
Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk has increased in the current market environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and term loans would have increased our interest expense by approximately $21 million for the year ended December 31, 2023.

As of December 31, 2023, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes, $300 million aggregate principal amount of 6.625% Senior Notes and $342 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.7%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the year ended December 31, 2023. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations in 2023. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2023, foreign currency translation gains, net, totaled approximately $1.7 million and related to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2023. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MasTec, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
We did not audit the financial statements of IEA Energy Services, LLC and subsidiaries (“IEA LLC”), a wholly-owned subsidiary of the Company, which statements reflect total assets of $686.6 million at December 31, 2023, and total revenues of $1,732.1 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for IEA LLC, is based solely on the report of the other auditors.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
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
Goodwill Impairment Assessment
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.1 billion at December 31, 2023. The Company performs annual impairment tests of goodwill, and on a quarterly basis, monitors goodwill for potential indicators of impairment. During 2023, the Company concluded that triggering events occurred for certain reporting units. No impairment charges were recorded as a result of the Company’s interim and annual impairment tests. Management estimates the fair values of its reporting units using a combination of the market and the income approaches.
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
•With respect to the income approach, assessing the appropriateness of the discounted cash flow methodology and evaluating the reasonableness of assumptions used by: (i) evaluating the reasonableness of projected revenues and operating costs against recent performance and revenue backlogs, (ii) assessing the reasonableness of management’s expected success rates for winning new project awards against recent reporting units’ performance, (iii) evaluating the general economic and market conditions, including expectations for market growth against industry reports and reporting unit specific events including recent and projected financial performance, (iv) testing the completeness, accuracy, and relevance of underlying data used in the models, and (v) performing sensitivity analyses of individual reporting units’ cash flow projections.
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

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2004.
Miami, Florida
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of MasTec, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheet of IEA Energy Services, LLC and its consolidated subsidiaries (“IEA LLC”) as of December 31, 2023, the related consolidated statements of operations, members’ equity (deficit), and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements" and not presented herein). We also have audited IEA LLC’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA LLC as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, IEA LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
IEA LLC’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting (not presented herein). Our responsibility is to express an opinion on these financial statements and an opinion on IEA LLC’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to IEA LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of IEA LLC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of IEA LLC are being made only in accordance with authorizations of management and directors of IEA LLC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of IEA LLC’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other Matter
As discussed in Note 10 to the IEA LLC financial statements, IEA LLC engages in significant transactions with affiliates such as MasTec, Inc. and Infrastructure and Energy Alternatives, Inc. Portions of certain income and expenses represent allocations made from affiliates for items applicable to IEA LLC as a whole. Therefore, the financial statements of IEA LLC have been prepared from the separate records maintained by IEA LLC and its parent and may not be indicative of the conditions that would have existed or the results of operations if IEA LLC had been operated as an unaffiliated company.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for Unapproved Change Orders – Refer to Note 1 to the Financial Statements
Critical Audit Matter Description
Revenue from construction contracts is recognized over time using the cost-to-cost measure of progress. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions, and management’s assessment of expected variable considerations are factors that influence estimates of the total contract transaction price, total costs to complete those contracts, and profit recognition.
Transaction pricing for IEA LLC’s contracts may include variable consideration, including items such as change orders. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which IEA LLC will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer, legal evaluations, and all other relevant information that is reasonably available.
To the extent unapproved change orders are not resolved in IEA LLC’s favor, there could be reductions in, or reversals of, previously recognized revenue. As of December 31, 2023, IEA LLC included $30.4 million of unapproved change orders in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration, and other proceedings.
We identified revenue recognition related to unapproved change orders as a critical audit matter because of the judgments necessary for management to determine the variable consideration related to unapproved change orders and the extent of audit effort and degree of auditor judgment when performing procedures to audit management’s estimates of revenue related to unapproved change orders.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of variable consideration related to unapproved change orders used in the transaction price to recognize revenue on construction contracts included the following, among others:
•We tested the design and effectiveness of controls over IEA LLC’s unapproved change orders and estimates of variable consideration.
•We tested the mathematical accuracy of management’s calculation of revenue recognized from unapproved change orders.
•We compared historical estimates of variable consideration to actual results to evaluate management’s estimates.
•For a selection of contracts identified with significant unapproved change orders, we performed the following:
– Evaluated IEA LLC’s variable consideration against the contract provisions.
– Evaluated details of the underlying costs included in the unapproved change orders.
– Obtained available correspondence with customers.
– Performed inquiries with project managers and executive management, including those independent of accounting.
– Obtained a legal evaluation of the contractual provisions from internal counsel.
– Performed inquiries with project management and executive management, including those independent of accounting.
– Obtained a legal evaluation of the contractual provisions from internal counsel.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
February 29, 2024
We have served as IEA LLC’s auditor since 2018.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenue	$11,995,934	$9,778,038	$7,951,781
Costs of revenue, excluding depreciation and amortization	10,613,762	8,586,333	6,805,735
Depreciation	433,929	371,240	345,612
Amortization of intangible assets	169,233	135,908	77,214
General and administrative expenses	698,899	559,437	306,970
Interest expense, net	234,405	112,255	53,413
Equity in earnings of unconsolidated affiliates, net	(30,697)	(28,836)	(33,830)
Other income, net	(40,893)	(1,358)	(33,408)
(Loss) income before income taxes	$(82,704)	$43,059	$430,075
Benefit from (provision for) income taxes	35,408	(9,171)	(99,346)
Net (loss) income	$(47,296)	$33,888	$330,729
Net income attributable to non-controlling interests	2,653	534	1,898
Net (loss) income attributable to MasTec, Inc.	$(49,949)	$33,354	$328,831

(Loss) earnings per share (Note 2):
Basic (loss) earnings per share	$(0.64)	$0.45	$4.54
Basic weighted average common shares outstanding	77,535	74,917	72,499

Diluted (loss) earnings per share	$(0.64)	$0.42	$4.45
Diluted weighted average common shares outstanding	77,535	76,185	73,941

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(47,296)	$33,888	$330,729
Other comprehensive (loss) income:
Foreign currency translation gains (losses), net of tax	1,695	(3,089)	258
Unrealized (losses) gains on investment activity, net of tax	(3,737)	30,910	12,410
Comprehensive (loss) income	$(49,338)	$61,709	$343,397
Comprehensive income attributable to non-controlling interests	2,653	534	1,898
Comprehensive (loss) income attributable to MasTec, Inc.	$(51,991)	$61,175	$341,499

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$529,561	$370,592
Accounts receivable, net of allowance	1,370,074	1,399,732
Contract assets	1,756,381	1,729,886
Inventories, net	108,146	117,969
Prepaid expenses	105,880	122,308
Other current assets	104,211	118,640
Total current assets	$3,974,253	$3,859,127
Property and equipment, net	1,651,462	1,754,101
Operating lease right-of-use assets	418,685	279,534
Goodwill, net	2,126,366	2,045,041
Other intangible assets, net	784,260	946,299
Other long-term assets	418,485	409,157
Total assets	$9,373,511	$9,293,259
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$177,246	$171,916
Current portion of operating lease liabilities	137,765	96,516
Accounts payable	1,242,602	1,109,867
Accrued salaries and wages	198,943	181,888
Other accrued expenses	415,075	365,971
Contract liabilities	480,967	406,232
Other current liabilities	184,621	163,647
Total current liabilities	$2,837,219	$2,496,037
Long-term debt, including finance leases	2,888,058	3,052,193
Long-term operating lease liabilities	292,873	194,050
Deferred income taxes	390,399	571,401
Other long-term liabilities	243,701	238,391
Total liabilities	$6,652,250	$6,552,072
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,093,134 and 98,615,105 (including 1,504,996 and 2,047,130 of unvested stock awards) as of December 31, 2023 and 2022, respectively	9,909	9,862
Capital surplus	1,263,360	1,246,590
Retained earnings	2,145,793	2,195,742
Accumulated other comprehensive loss	(52,997)	(50,955)
Treasury stock, at cost: 19,813,055 and 19,933,055 shares as of December 31, 2023 and 2022, respectively	(659,913)	(663,910)
Total MasTec, Inc. shareholders’ equity	$2,706,152	$2,737,329
Non-controlling interests	$15,109	$3,858
Total equity	$2,721,261	$2,741,187
Total liabilities and equity	$9,373,511	$9,293,259

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						328,831		328,831	1,898	330,729
Other comprehensive income							12,668	12,668		12,668
Non-cash stock-based compensation					24,805			24,805		24,805
Issuance of restricted shares, net	305,882	31			(31)			—		—
Shares withheld for taxes, net of other stock issuances	(17,343)	(3)			(4,667)			(4,670)		(4,670)
Issuance of shares in connection with acquisition	1,975,232	198			181,484			181,682		181,682
Distributions to non-controlling interests								—	(76)	(76)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net income						33,354		33,354	534	33,888
Other comprehensive income							27,821	27,821		27,821
Non-cash stock-based compensation					27,446			27,446		27,446
Issuance of restricted shares, net	534,909	53			(53)			—		—
Shares withheld for taxes, net of other stock issuances	(49,418)	(5)			(2,862)			(2,867)		(2,867)
Issuance of shares in connection with acquisition	2,758,403	277	133,157	4,336	188,444			193,057		193,057
Acquisition of treasury stock, at cost			(1,124,286)	(81,291)				(81,291)		(81,291)
Distributions to non-controlling interests								—	(728)	(728)
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net (loss) income						(49,949)		(49,949)	2,653	(47,296)
Other comprehensive loss							(2,042)	(2,042)		(2,042)
Non-cash stock-based compensation					33,335			33,335		33,335
Issuance of restricted shares, net	592,553	59			(59)			—		—
Shares withheld for taxes, net of other stock issuances	(118,636)	(12)			(5,436)			(5,448)		(5,448)
Issuance of shares in connection with acquisition	4,112	—			403			403		403
Distributions to non-controlling interests								—	(2,818)	(2,818)
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Sale of minority interest in subsidiary								—	7,112	7,112
Acquisition-related assumption of non-controlling interest								—	6,828	6,828
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(47,296)	$33,888	$330,729
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	433,929	371,240	345,612
Amortization of intangible assets	169,233	135,908	77,214
Non-cash stock-based compensation expense	33,335	27,446	24,805
(Benefit from) provision for deferred income taxes	(140,863)	9,549	51,931
Equity in earnings of unconsolidated affiliates, net	(30,697)	(28,836)	(33,830)
Gains on sales of assets, net	(21,408)	(39,692)	(35,635)
Non-cash interest expense, net	5,837	4,172	3,171
Other non-cash items, net	8,875	4,743	(12,323)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	45,007	6,298	149,152
Contract assets	(54,185)	(304,351)	49,295
Inventories	33,018	(20,523)	10,147
Other assets, current and long-term portion	75,047	68,603	(35,837)
Accounts payable and accrued expenses	165,892	192,119	(104,481)
Contract liabilities	49,384	(39,372)	10,603
Other liabilities, current and long-term portion	(37,831)	(68,895)	(37,479)
Net cash provided by operating activities	$687,277	$352,297	$793,074
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(69,388)	(635,763)	(1,244,603)
Capital expenditures	(192,941)	(263,352)	(170,066)
Proceeds from sales of property and equipment	84,110	81,470	65,287
Payments for other investments	(1,899)	(3,981)	(9,996)
Proceeds from other investments	425	400	557
Other investing activities, net	1,632	43	1,650
Net cash used in investing activities	$(178,061)	$(821,183)	$(1,357,171)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	4,378,200	4,065,000	1,503,372
Repayments of credit facilities	(4,509,950)	(3,241,128)	(812,103)
Payments of finance lease obligations	(167,615)	(181,481)	(158,892)
Repurchases of common stock	—	(81,291)	—
Payments of acquisition-related contingent consideration	(21,638)	(35,149)	(21,675)
Payments for acquisition-related contingent assets	—	(17,636)	—
Payments to non-controlling interests, including acquisition of interests and distributions	(14,478)	(728)	(8,965)
Payments for stock-based awards	(10,330)	(4,098)	(6,024)
Other financing activities, net	(5,187)	(22,592)	6,229
Net cash (used in) provided by financing activities	$(350,998)	$480,897	$501,942
Effect of currency translation on cash	751	(2,155)	(227)
Net increase (decrease) in cash and cash equivalents	158,969	9,856	(62,382)
Cash and cash equivalents - beginning of period	370,592	360,736	423,118
Cash and cash equivalents - end of period	$529,561	$370,592	$360,736

Supplemental cash flow information:
Interest paid	$237,645	$106,484	$61,815
Income taxes paid, net of refunds	$9,608	$8,603	$69,110
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$147,736	$232,249	$160,286

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec,” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas and (5) Other.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential market volatility; other market, industry and regulatory factors, including uncertainty related to the implementation and pace of governmental programs and initiatives and project permitting issues, and other regulatory matters or uncertainty; supply chain disruptions; climate-related matters; global events, such as military conflicts; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate.
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to goodwill and intangible assets, long-lived and other assets, equity investments, financial instruments, acquisition-related liabilities, including contingent consideration, other liabilities and debt obligations; asset lives used in computing depreciation and amortization; self-insurance liabilities; allowances for credit losses; certain other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.
General Economic, Market and Regulatory Conditions
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from economic, market, and regulatory conditions, including the current level of interest rates; inflationary effects on the costs of labor, materials and fuel; supply chain disruptions; uncertainty related to the implementation and pace of spending under governmental programs and initiatives related to infrastructure and other industrial investment, delays and uncertainty related to project permitting and/or other regulatory matters or uncertainty; climate, environmental and sustainability-related matters; changes in technology, tax and other incentives; potential market volatility that could negatively affect demand for future projects, and/or delay existing project timing or cause increased project costs; and public health matters. Additionally, the effects of ongoing and recent geopolitical events, such as the political unrest and military conflicts in the Middle East and Ukraine, could potentially increase volatility and uncertainty in the energy and capital markets, which could delay projects and/or negatively affect demand for future projects. The extent to which these conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 40%, 51% and 38% of consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Revenue from contracts for specific projects, as well as for certain projects pursuant to master and other service agreements, is typically recognized over time using the cost-to-cost measure of progress, which is an input method. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% of consolidated revenue for the year ended December 31, 2023, and accounted for approximately 4% of consolidated revenue in both of the years ended December 31, 2022 and 2021.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is primarily based on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined based on management’s estimates. In each of the years ended December 31, 2023, 2022 and 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022, 2021 and 2020. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the years ended December 31, 2023, 2022 and 2021 positively affected revenue by approximately 0.2%, 0.1% and 0.5%, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such capitalized costs, which are amortized over the life of the respective projects, were not material as of December 31, 2023 or 2022.
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

When more than one contract is entered into with a customer on or close to the same date, the Company evaluates whether those contracts should be combined and accounted for as a single contract, as well as whether those contracts should be accounted for as one, or more than one, performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the specific contracts.
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of December 31, 2023, the amount of the Company’s remaining performance obligations was $7.7 billion. Based on current expectations, the Company anticipates it will recognize approximately $5.2 billion of its remaining performance obligations as revenue during 2024, with the remainder expected to be recognized primarily in 2025.
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
As of December 31, 2023 and 2022, the Company included in its contract transaction prices approximately $194 million and $271 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both December 31, 2023 and 2022, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments, and as of December 31, 2022, included amounts related to the Company’s 2022 acquisitions. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for its financial instruments, which are primarily composed of accounts receivable and contract assets. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions and reasonable and supportable forecasts. Management’s assessment of expected credit losses includes consideration of current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition; the aging of account balances; historical credit loss experience; customer concentrations; customer credit-worthiness; availability of mechanics’ and other liens; and the existence of payment bonds and other sources of payment, among other factors. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that a specific receivable will not be collected and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.
Estimates of expected credit losses could be affected by many factors, including, but not limited to: changes in credit loss experience, changes to the risk characteristics of the Company’s financial instrument portfolio, developing trends, including changes in management’s expectations of future economic, industry or other conditions and/or changes in credit quality or unanticipated financial difficulties affecting the Company’s customers. In addition, if anticipated recoveries in existing work-out negotiations or bankruptcies fail to materialize, additional allowances may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by MasTec. Management actively monitors these factors and assesses the sufficiency of its allowance for credit losses on an ongoing basis, including the potential effects of trends in end-market volatility and/or other macroeconomic factors on the credit quality of the Company’s customers and/or its financial assets, such as the current market environment of elevated interest rates and inflation.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of interest-bearing demand deposits. The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents. The balances in certain of the Company’s bank accounts exceed federally insured limits. Cash and cash equivalents are maintained at financial institutions that management considers to be of high credit quality. Cash balances maintained by certain operating subsidiaries and by entities that are proportionately consolidated that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. Included in the Company’s cash balances as of December 31, 2023 and 2022 are amounts held by entities that are proportionately consolidated totaling $38.1 million and $25.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no material compensating balance requirements associated with the Company’s depository accounts or other restrictions on the transfer of cash associated with the Company’s depository accounts.
Fair Value of Financial Instruments
The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts receivable and contract assets, notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, certain other assets and investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and other liabilities, and debt obligations.
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
Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and contract assets, accounts payable and other current liabilities approximate their fair values, and management also believes that the carrying values of notes and other receivables, cash collateral deposited with insurance carriers and outstanding balances on the Company’s credit and term loan facilities approximate their fair values, based on their specific asset and/or liability characteristics, including having terms consistent with current market conditions.
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
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then that VIE would be consolidated, with the other parties’ interests in the VIE accounted for as non-controlling interests. The primary beneficiary consolidating a VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that certain of its investment arrangements are VIEs. As of December 31, 2023, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs, nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated. The carrying values of the Company’s VIEs totaled approximately $23 million and $24 million as of December 31, 2023 and 2022, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its VIEs, inclusive of additional financing commitments, approximated $35 million and $37 million as of December 31, 2023 and 2022, respectively.
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
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” The

Company evaluates such investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Fair value measurements for the Company’s equity investments, which are recognized in other income or expense, as appropriate, were based on Level 3 inputs for the year ended December 31, 2023, and, for the year ended December 31, 2022, were based on Level 1 and 2 inputs.
For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments.
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s senior unsecured credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. Deferred financing costs, net of accumulated amortization, totaled $13.5 million and $17.6 million as of December 31, 2023 and 2022, respectively. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $4.1 million, $3.6 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company deferred $2.8 million and $6.0 million, respectively, of financing costs in connection with its debt instruments. For further information pertaining to the Company’s debt instruments, see Note 7 - Debt.
Other Long-Term Assets
Other long-term assets consist primarily of investments in unconsolidated entities, life insurance assets, deferred compensation plan assets and miscellaneous receivables.
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
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions, which are Level 3 inputs. During the three years in the period ended December 31, 2023, there were no material impairments of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, monitors these assets for potential indicators of impairment. See below for details of the Company’s impairment testing for the years ended December 31, 2023, 2022 and 2021.
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
Management reassessed the reporting unit structure of its Clean Energy and Infrastructure operating segment in the fourth quarter of 2023. As a result of this assessment, the reporting units within the Clean Energy and Infrastructure operating segment were restructured to more closely align with the segment’s end markets, including from the effects of the Company’s recent transformative acquisition efforts, and to better correspond with the management reporting structure of the segment. Under the new reporting unit structure, each of the reporting units within the Clean Energy and Infrastructure operating segment is a component, which is consistent with its previous reporting unit structure. Based on management’s review of its components and their related operations, the Company combines three of the components of its Power Delivery operating segment into one reporting unit. All of the Company’s other reporting units are each composed of one component.
During each of the three years in the period ended December 31, 2023, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, including: levels of inflation, market interest rates and/or supply chain disruptions; industry and/or market conditions, including the potential effects of regulatory and other uncertainty, including uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives; project permitting uncertainty; financial, competitive and other conditions, including declines in the operating performance of our reporting units; entity-specific events; the potential effects of longer-term changes in consumer behavior due to regulatory, climate-related or other factors, and other relevant factors or events that could affect earnings and cash flows.
Quantitative testing was performed for selected reporting units during each of the three years in the period ended December 31, 2023. Management estimated the fair values of the selected reporting units using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the applicable reporting units and within the units’ industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
2023 Assessment. Quantitative testing was performed for (i) three reporting units within the Clean Energy and Infrastructure segment; (ii) one reporting unit in the Power Delivery operating segment; and (iii) one reporting unit within the Oil and Gas operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, including, as described above, the potential future effects of macroeconomic trends and events, industry, market and regulatory factors, climate-related or other factors, rates of success on new project awards and levels of operating activity.
In 2023, significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.0%, six to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 10.5% to 14.0%.
Based on the results of the quantitative assessments, the estimated fair values of all of the tested reporting units were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values. In addition, quantitative testing was performed for the reporting units as determined under the previous structure of the Clean Energy and Infrastructure operating segment, as discussed above. Based on the results of this assessment, the estimated fair values of all reporting units under the previous reporting unit structure exceeded their carrying values.
2022 Assessment. In 2022, quantitative testing was performed for (i) one reporting unit within the Clean Energy and Infrastructure segment; (ii) one reporting unit in the Power Delivery operating segment; and (iii) four reporting units within the Oil and Gas operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels, uncertainty from potential recessionary effects and climate-related matters; success rates on new project awards; and levels of operating activity.
In 2022, significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.0%, five to nine years of discounted cash flows prior to the terminal value, and a discount rate of 13.0%.
Based on the results of the quantitative assessments, the estimated fair values of all but one reporting unit within the Oil and Gas operating segment were determined to substantially exceed their carrying values. One reporting unit in the Oil and Gas operating segment, which had approximately $37.5 million of goodwill, had an estimated fair value that exceeded its carrying value by approximately 14%. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
2021 Assessment. In 2021, quantitative testing was performed for (i) three reporting units in the Communications operating segment; (ii) one reporting unit within the Clean Energy and Infrastructure operating segment; and (iii) four reporting units within the Oil and Gas operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
In 2021, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 2.5% to 3.0%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 10.5% to 15.0%.
Based on the results of the quantitative assessments, the estimated fair values of all of the reporting units were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
As of December 31, 2023 and 2022, management believes that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s analyses, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, interest rates or other regulatory or market disruptions, including from geopolitical events and/or changes in asset characteristics, could result in non-cash impairment charges to goodwill and/or intangible assets in the future.
Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to approximate fair value. Goodwill is the amount by which consideration paid for an acquired entity exceeds the fair value of its acquired net assets.

A bargain purchase gain results when the fair value of an acquired entity’s net assets exceeds its purchase price, and is recorded within other income in the consolidated statements of operations. Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, the Company incurred approximately $3 million, $17 million and $7 million, respectively, of acquisition costs associated with its completed acquisitions.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of acquisition, are reflected as income or expense, as appropriate.
Consideration paid generally consists of cash and, from time to time, shares of our common stock, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” In certain of the Company’s recent acquisitions, as described in Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, the acquisition consideration included shares of the Company’s common stock, as determined based upon the terms of the purchase agreement. These shares were valued for financial reporting purposes based on the market share price of MasTec’s common stock on the date of closing. Additionally, a prior year acquisition included a mandatorily redeemable non-controlling interest that was subject to a repurchase formula consistent with the Company’s traditional earn-out arrangements. In 2023, the Company acquired the remaining interests of this entity. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.”
Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations. For the mandatorily redeemable non-controlling interest, such changes were recorded within interest expense or other income, as appropriate. Fair values of Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, which are Level 3 inputs. Earn-out liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statements of cash flows. Earn-out payments in excess of acquisition date liabilities are classified within operating activities.
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
As of December 31, 2023, the Company’s leases have remaining lease terms of up to 15 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment, and are based on the facts and circumstances of each lease. Economic incentives, intent, past history and business needs are among the factors considered to determine if renewal and/or purchase options are reasonably certain to be exercised. The majority of the Company’s lease agreements do not explicitly state the discount rate implicit in the lease, therefore, the Company generally uses an incremental borrowing rate to determine the value of its lease obligations. The incremental borrowing rate represents the rate of interest that would be paid to borrow on a collateralized basis over a similar term. The Company determines its incremental borrowing rate using a portfolio approach based on information available as of the lease commencement date, including applicable lease terms and the current economic environment.

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
Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $2.0 million for its workers’ compensation policy and $10.0 million for each of its general liability and automobile liability policies. In addition, the Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Cash balances held by the Company’s captive insurance company are generally not available for use in the Company’s other operations.
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
The present value of the Company’s self-insurance liability is reflected in the consolidated balance sheets within current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. These insurance liabilities are, however, difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury or an incident, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends. Although management believes its accruals are adequate, a change in experience or actuarial or management assumptions could materially affect the Company’s results of operations in a particular period.
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
Significant factors that can affect the Company’s annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.
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

The Company and its subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although management believes its calculations for its tax returns are accurate and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from the resolution management currently anticipates and the estimates that are reflected in the Company’s consolidated financial statements, which could materially affect the Company’s results of operations, cash flows and liquidity in a particular period. To the extent interest and penalties are assessed by taxing authorities, such amounts are accrued and included within income tax expense.
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
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight-line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of three years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. Some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of vesting, are recorded as a reduction to additional paid-in capital and are reflected within financing activities in the consolidated statements of cash flows. For the years ended December 31, 2023, 2022 and 2021, shares withheld in connection with stock-based compensation arrangements totaled 118,636, 49,418 and 63,054, respectively, and related payments to taxing authorities totaled $10.3 million, $4.1 million and $6.0 million, respectively.
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
Collective Bargaining Agreements and Multiemployer Plans
Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, are party to various collective bargaining agreements with unions representing certain of their employees. These agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”). These contributions are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and are assessed on a “pay-as-you-go” basis based on union employee payrolls. The Pension Protection Act of 2006, as amended (the “PPA”), requires underfunded pension plans to improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (the “IRS”) can impose on the employers contributing to such plans a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
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
Business Streamlining and Restructuring Activities
From time to time, the Company may incur costs to streamline its business operations. These streamlining efforts, which are designed to improve profitability, could include eliminating service offerings that no longer fit into the Company’s business plan, certain acquisition and integration activities for acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of business units that need margin improvements. The costs associated with these efforts, which the Company refers to as business streamlining costs, acquisition and integration costs, or restructuring charges, as appropriate, based on the nature of the associated activities, can include such items as employee separation or termination costs, other integration-type costs, including facility consolidation and lease termination expenses, operating cost redundancies, losses on disposal of identified assets and system migration expenses, among other integration-type costs, and certain acquisition-related costs, including legal, professional and other fees associated with the consummation of the related acquisitions. When these efforts are related to circumstances that are significant, unique in nature and outside of the course of the Company’s normal and periodic business activities, they are referred to as restructuring costs, or, when acquisition-related, as acquisition and integration costs. Business streamlining costs, acquisition and integration costs, and/or restructuring charges are included within the applicable line items in the consolidated statement of operations based on the nature of the expenses incurred.
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
Accounting Pronouncements to be Adopted in 2024
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) to improve the guidance for applying Topic 842, Leases, to arrangements between entities under common control. ASU 2023-01 improves current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The provisions of this ASU that apply to public companies include a requirement for entities to amortize leasehold improvements associated with common control leases over the useful life of the common control group. ASU 2023-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company does not expect that this ASU will have a material effect on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance segment reporting disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosures about a reportable segment’s profit or loss and assets that are currently required on an annual basis under Segment Reporting (Topic 280) will also be required for interim periods under ASU 2023-07. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its segment disclosures.

Other Recently Issued Accounting Pronouncements
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05, which clarifies existing guidance to reduce diversity in practice, addresses the accounting for contributions made to a joint venture upon formation, in a joint venture’s separate financial statements. The provisions of this ASU require that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The amendments in this ASU are not applicable to the formation of proportionately consolidated joint ventures. ASU 2023-05 is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The Company is currently evaluating the effects of this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effects of this ASU on its income tax disclosures.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated primarily under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents if their effect would be anti-dilutive.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income attributable to MasTec:
Net (loss) income - basic (a)	$(49,949)	$33,354	$328,831
Fair value gain related to contingent payments (b)	$—	$1,682	$—
Net (loss) income - diluted (a)	$(49,949)	$31,672	$328,831
Weighted average shares outstanding:
Weighted average shares outstanding - basic (c)	77,535	74,917	72,499
Dilutive common stock equivalents (d)(e)	—	1,268	1,442
Weighted average shares outstanding - diluted	77,535	76,185	73,941
(a)    Basic net income or loss is calculated as total net income or loss, less amounts attributable to non-controlling interests. Diluted net income or loss is calculated as total net income or loss, less amounts attributable to non-controlling interests, adjusted for the fair value gain or loss, if any, related to additional contingent payments to the former owners of an acquired business for which the contingency has been resolved as of the respective period. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.
(b)    Represents the fair value gain related to additional contingent payments for the year ended December 31, 2022, the effect of which was dilutive as of December 31, 2022. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.
(c)    For the years ended December 31, 2023 and 2022, basic shares include approximately 88,000 and 127,000 weighted average shares, respectively, related to additional contingent payments.
(d)    For the years ended December 31, 2023, 2022 and 2021, anti-dilutive common stock equivalents totaled approximately 1,100,000, 255,000 and 159,000, respectively, which, for the year ended December 31, 2022, included approximately 29,200 warrants associated with the Infrastructure and Energy Alternatives, Inc. (“IEA”) acquisition.
(e)    For the year ended December 31, 2023, there were no weighted average common stock equivalents related to additional contingent payments to the former owners of an acquired business, whereas for the year ended December 31, 2022, such weighted average common stock equivalents totaled approximately 105,000.
Share repurchases. For the year ended December 31, 2022, the Company repurchased approximately 1,124,000 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding for the related period was a reduction of approximately 731,000 shares. See Note 11 - Equity for details of the Company’s share repurchase transactions.
Shares issued for acquisitions. The Company has issued shares of its common stock in connection with certain acquisitions. In 2022, the Company issued approximately 2,758,000 shares in connection with the acquisition of IEA, for which the effect in 2022 was an increase of approximately 637,000 weighted average shares. In 2023, the Company issued an additional 4,000 shares of its common stock in connection with this acquisition. In December 2021, the Company issued approximately 1,975,000 shares of its common stock in conjunction with the acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), the effect of which in 2021 was insignificant due to the timing of the acquisition. In 2022, the Company issued an additional 133,000 shares in connection with HMG. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.

Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Oil and Gas	Total Goodwill
Goodwill, gross, as of December 31, 2021	$614.5	$166.1	$303.4	$561.3	$1,645.3
Accumulated impairment loss (a)	—	—	—	(124.7)	(124.7)
Goodwill, net, as of December 31, 2021	$614.5	$166.1	$303.4	$436.6	$1,520.6
Additions from new business combinations	3.0	535.2	1.9	4.6	544.7
Measurement period adjustments (b)	(11.4)	2.0	(35.2)	25.3	(19.3)
Currency translation adjustments	—	—	—	(1.0)	(1.0)
Goodwill, net, as of December 31, 2022	$606.1	$703.3	$270.1	$465.5	$2,045.0
Additions from new business combinations	41.4	—	—	—	41.4
Measurement period adjustments (c)	(0.6)	38.7	0.7	0.8	39.6
Currency translation adjustments	—	—	—	0.4	0.4
Goodwill, net, as of December 31, 2023	$646.9	$742.0	$270.8	$466.7	$2,126.4
Accumulated impairment loss (a)	—	—	—	(119.3)	(119.3)
Goodwill, gross, as of December 31, 2023	$646.9	$742.0	$270.8	$586.0	$2,245.7
(a)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(b)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the year ended December 31, 2022 relate primarily to an increase in amortizing intangible assets, partially offset by an increase in consideration transferred resulting from federal income tax elections.
(c)    Measurement period adjustments, net, for the year ended December 31, 2023 were primarily the result of (i) updated valuations of, and estimated useful lives for, certain fixed assets, and (ii) updated estimates related to certain assets and liabilities, including contract assets and contingent liabilities. For the year ended December 31, 2023, these updates resulted in (i) related to fixed assets, a decrease in depreciation expense of approximately $6 million, and (ii) related to contracts assets and liabilities, an increase in revenue of approximately $35 million and a decrease in costs of revenue, excluding depreciation and amortization, of approximately $8 million. Measurement period adjustments for the year ended December 31, 2023 also included a decrease in deferred tax liabilities of approximately $36 million, an increase in contingent liabilities of approximately $28 million, including for insurance, legal and other matters, and fair value increases of approximately $10 million for certain property and equipment.
The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2021	$763.1	$140.1	$92.9	$996.1
Accumulated amortization	(278.0)	(15.6)	(32.2)	(325.8)
Other intangible assets, net, as of December 31, 2021	$485.1	$124.5	$60.7	$670.3
Additions from new business combinations	272.0	95.8	0.3	368.1
Measurement period adjustments (c)	56.0	(6.9)	(3.6)	45.5
Currency translation adjustments	—	—	(1.7)	(1.7)
Amortization expense	(112.5)	(13.4)	(10.0)	(135.9)
Other intangible assets, net, as of December 31, 2022	$700.6	$200.0	$45.7	$946.3
Additions from new business combinations	6.7	0.1	—	6.8
Currency translation adjustments	—	—	0.4	0.4
Amortization expense	(140.0)	(20.9)	(8.3)	(169.2)
Other intangible assets, net, as of December 31, 2023	$567.3	$179.2	$37.8	$784.3
Remaining weighted average amortization, in years	13	13	9	13
(a)    Includes approximately $34.5 million of non-amortizing trade names as of each of December 31, 2023, 2022 and 2021.
(b)    Consists principally of pre-qualifications and non-compete agreements.
(c)    Represents adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the year ended December 31, 2022 relate primarily to an increase in amortizing intangible assets resulting from the finalization of the related intangible asset valuations.

Expected future amortization expense as of December 31, 2023 is summarized in the following table (in millions):

Amortization Expense
2024	$133.6
2025	109.8
2026	90.8
2027	81.8
2028	68.8
Thereafter	265.0
Total	$749.8
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence and customer base, broaden its geographic reach and expand its service offerings. In 2021, the Company initiated a significant transformation of its end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity resulted in significant acquisition and integration costs, both in the Company’s existing and recently acquired operations. As of December 31, 2023, acquisition and integration efforts related to this acquisition activity were substantially complete. Acquisitions are funded with cash on hand, borrowings under the Company’s senior unsecured credit facility and other debt financing and, for certain recent acquisitions, with shares of the Company’s common stock, and are generally subject to customary purchase price adjustments.
2023 Acquisitions. During 2023, MasTec completed four acquisitions, including certain of the assets of a telecommunications company specializing in wireless services that is included within the Company’s Communications segment, which acquisition was effective in January; and, effective in July, MasTec acquired all of the equity interests of a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area, which acquisition is included within the Company’s Communications segment. Determination of the estimated fair values of the net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, “Business Combinations” (“ASC 805”), was preliminary as of December 31, 2023; as a result, further adjustments to these estimates may occur. Additionally, MasTec acquired 68% and 42%, of the equity interests of two equipment companies, respectively, both of which are accounted for as asset acquisitions under ASC 805, and were effective in May and included within the Company’s Oil and Gas segment. In the fourth quarter of 2023, the Company sold certain of the equity interests of these equipment companies to members of subsidiary management, following which the Company’s remaining equity interests in these entities totaled 40% and 20%, respectively, as of December 31, 2023. See Note 15 - Related Party Transactions. Based on an evaluation of the respective entities’ operating agreements, the Company determined that these entities are not VIEs; however, given that the Company has voting control with respect to the entities, the Company has consolidated these entities within the Company’s results of operations, with the other parties’ interests accounted for as non-controlling interests.
The aggregate purchase price of the Company’s 2023 acquisitions was composed of approximately $69 million in cash, net of cash acquired, and an earn-out liability valued at approximately $1 million. As of December 31, 2023, the remaining potential undiscounted earn-out liabilities for the 2023 acquisitions was estimated to be up to $2 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimate and other details related to the Company’s earn-out arrangements. Goodwill, as reflected in the table above, for the respective 2023 acquisitions represents the estimated value of the acquired company’s geographic presence in key markets, its assembled workforce, synergies expected to be achieved from the combined operations of the acquired company and MasTec, as well as the acquired company’s industry-specific project management expertise. Approximately $43 million of the goodwill balance related to the 2023 acquisitions is expected to be tax deductible as of December 31, 2023.
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

The following table summarizes, as of December 31, 2023, the estimated fair values of the consideration paid and net assets acquired, as adjusted, for the Company’s 2022 acquisitions (in millions):

Acquisition consideration:	IEA	All other	Total
Cash, net of cash acquired	$564.5	$48.7	$613.2
Shares transferred	173.7	—	173.7
Estimated fair value of warrants	10.3	—	10.3
Estimated fair value of contingent consideration	—	2.8	2.8
Total consideration	$748.5	$51.5	$800.0
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$570.0	$6.1	$576.1
Current assets	34.5	1.6	36.1
Property and equipment	222.5	30.1	252.6
Long-term assets, primarily operating lease right-of-use assets	40.6	0.3	40.9
Amortizing intangible assets	362.2	5.9	368.1
Accounts payable	(136.5)	(4.6)	(141.1)
Contract liabilities	(151.3)	(1.5)	(152.8)
Current liabilities, primarily accrued expenses	(326.2)	(1.4)	(327.6)
Long-term debt, including finance lease obligations	(330.8)	(0.2)	(331.0)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(105.3)	(0.2)	(105.5)
Total identifiable net assets	$179.7	$36.1	$215.8
Goodwill	568.8	15.4	584.2
Total net assets acquired, including goodwill	$748.5	$51.5	$800.0
Amortizing intangible assets related to the IEA acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship and trade name intangible assets for IEA, in the aggregate, totaled approximately $321 million, which each had a weighted average life of approximately 14 years, based on IEA’s operational history and established relationships with, and the nature of, its customers, which are primarily in the renewable energy and specialty civil industries. Backlog intangible assets for IEA totaled approximately $42 million, with a weighted average life of approximately 1 year based on the estimated cash flows expected to be derived from future work on the acquired customer contracts. The weighted average life of amortizing intangible assets in the aggregate for the IEA acquisition was 13 years. Amortizing intangible assets related to “All other” acquisitions are primarily composed of customer relationships with an aggregate weighted average life of 9 years. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec, as well as the acquired company’s industry-specific project management expertise. Approximately $46 million of the goodwill balance related to the 2022 acquisitions is expected to be tax deductible as of December 31, 2023.
Consideration transferred for IEA in the table above includes approximately 2.7 million shares of MasTec common stock, valued at approximately $174 million based on the market price of MasTec common stock on the date of closing. Total cash paid for acquisitions, net, includes approximately $44 million of cash acquired. Long-term debt in the table above includes $300 million aggregate principal balance of 6.625% senior unsecured notes that were assumed in connection with the acquisition. See Note 7 - Debt for additional information. Consideration transferred also includes the value of certain warrants that were originally issued by IEA, which entitled holders to receive an amount in cash and shares of MasTec common stock upon their exercise. In 2022, the Company issued 107,187 shares of MasTec common stock with a fair value of approximately $8.1 million, based on the market price of MasTec common stock on the date of exercise, and approximately $1.7 million of cash payments in connection with exercises of the IEA warrants. In 2023, such issuances were de minimis. All remaining IEA warrants expired unexercised on March 26, 2023. The Company recorded fair value gains of approximately $2.6 million in connection with the IEA warrants for the year ended December 31, 2023, primarily related to the expired warrants, and for the year ended December 31, 2022, the Company recorded fair value losses of approximately $2.7 million related to the warrants resulting from changes in their fair value. Fair value gains and losses are reflected in other income or expense, as appropriate.

Contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2022 acquisitions are payable annually and have five-year terms, as set forth in the respective purchase agreements, and were valued at approximately $3 million in the aggregate. Earn-outs are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of December 31, 2023, the remaining potential undiscounted earn-out liabilities for the 2022 acquisitions was estimated to be up to $1 million; however, there is no maximum payment amount. Current liabilities reflected in the table above also include operating lease liabilities and contingent liabilities for insurance, legal and other matters.
2021 Acquisitions. During 2021, MasTec completed fourteen acquisitions, which included the equity interests of the following:
(i) HMG, an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets, which acquisition was effective in December. HMG’s results are reported within the Company’s Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions are reported within the Company’s corporate results. Additionally, the Company’s 2021 acquisitions included:
(ii) within its Power Delivery segment: an electric utility distribution contractor and a company specializing in vegetation management services for the electric and telecommunications industries, which acquisitions were effective in December; and INTREN, LLC (“INTREN”), a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives, which acquisition was effective in May;
(iii) within its Clean Energy and Infrastructure segment: a heavy civil infrastructure construction company focusing on transportation projects; and a heavy industrial general contractor with concrete, piping and electrical capabilities, which acquisitions were effective in February and April, respectively;
(iv) within its Communications segment: a telecommunications company specializing in cabling, plant and other network services, which acquisition was effective in November; a telecommunications and utility technical services company focusing on outside plant telecommunications engineering; a telecommunications and cable services provider; and a utilities infrastructure company, providing power line construction and repair services, all of which acquisitions were effective in May; and, effective in August, the business operations of an entity specializing in install-to-the-home services; and
(v) within its Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects, along with expertise in site work; and a company specializing in environmental services for energy infrastructure and heavy civil projects, both of which acquisitions were effective in December; and a pipeline contractor focusing on integrity and maintenance work related to gas distribution infrastructure, which acquisition was effective in February.
The following table summarizes, as of December 31, 2022, the estimated fair values of consideration paid and net assets acquired, as adjusted, for the Company’s 2021 acquisitions (in millions):

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
The goodwill balances for each of the respective acquisitions, including approximately $49 million for INTREN, represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $178 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of December 31, 2023. One of the Company’s fourth quarter 2021 acquisitions within its Power Delivery segment resulted in the recognition of a bargain purchase gain of $3.6 million, of which $0.2 million was recognized during the year ended December 31, 2022.
The HMG purchase agreement provides for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected as unrealized gains or losses within other income or expense, as appropriate. In May 2022, an Additional Payment of approximately $29.4 million was made, which payment was composed of approximately $18 million in cash and is reflected within financing activities in the consolidated statement of cash flows, and 133,157 shares of MasTec common stock, and for which a realized gain of approximately $1 million was recognized within other income, net, in the related period. In addition, the HMG purchase agreement provided for a customary net working capital adjustment, which was resolved in the second quarter of 2022, resulting in a reduction in purchase consideration for the HMG acquisition of approximately $15 million, which reduction is reflected in the table above. This working capital adjustment had no impact on the number of shares issued in connection with the acquisition.
As of December 31, 2023 and 2022, the estimated fair value of remaining Additional Payments totaled approximately $34 million and $37 million, respectively, which amounts are included within other current liabilities in the consolidated balance sheet. For the year ended December 31, 2023, the estimated fair value of remaining Additional Payments included the effect of unrealized fair value gains related to the contingent shares of approximately $1.3 million and a reduction of approximately $2.4 million from changes in collections attributed to acquired balances. For the year ended December 31, 2022, unrealized fair value measurement activity related to the contingent shares totaled gains of approximately $1.2 million. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability totaled approximately 160,000 and 170,000 shares as of December 31, 2023 and 2022, respectively. Of the total remaining Additional Payments as of December 31, 2023, the amount due to the sellers, based on amounts collected as of December 31, 2023, totaled approximately $19.4 million, of which the amount due in shares totaled approximately $6.7 million, or 87,900 shares. See Note 2 - Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
Included within “All other” acquisition consideration is approximately $455 million of consideration, including estimated earn-out liabilities, for INTREN. Total cash paid for acquisitions, net, includes approximately $78 million of cash acquired. The shares of MasTec common stock transferred in connection with the HMG acquisition in the table above consisted of approximately 2.0 million shares, as determined in accordance with the terms of the purchase agreement, which were valued at approximately $182 million based on the market price of the Company’s common stock on the date of closing.
The contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ EBITDA in excess of thresholds agreed upon with the sellers, if applicable. The length of the earn-out arrangements for the 2021 acquisitions generally range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $105 million in the aggregate. The earn-out arrangement for the INTREN acquisition included within “All other” acquisitions had a term of less than one year. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of December 31, 2023, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be between $21 million and $79 million; however, there is no maximum payment amount.
Pro forma results. For the years ended December 31, 2023, 2022 and 2021, unaudited supplemental pro forma revenue totaled approximately $12.0 billion, $11.6 billion and $12.3 billion, respectively. For the year ended December 31, 2023, unaudited supplemental pro forma net loss totaled approximately $61.3 million, and for the years ended December 31, 2022 and 2021, unaudited supplemental pro forma net income totaled approximately $7.4 million and $229.1 million, respectively. These unaudited pro forma financial results include the results of operations of acquired companies as if those companies had been consolidated as of the beginning of the year prior to their acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. Supplemental pro forma information for the Company’s first quarter 2023 acquisition has not been presented for the pre-acquisition periods due to the impracticability of obtaining accurate or reliable historical financial information for the assets of the entity that was acquired.

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
Acquisition-related results. The Company defines “acquisition” results as results from acquired businesses for the first twelve months following the dates of the respective acquisitions. For the years ended December 31, 2023, 2022 and 2021, the Company’s consolidated results of operations included acquisition-related revenue of approximately $1,546.3 million, $2,990.1 million and $1,021.8 million, respectively. Acquisition-related revenue for the year ended December 31, 2023 included approximately $1,374.6 million for IEA, and for the year ended December 31, 2022, such revenue included approximately $567.2 million for IEA and $1,902.4 million for HMG and INTREN in the aggregate. For the year ended December 31, 2021, acquisition-related revenue included approximately $436.0 million for INTREN. For the year ended December 31, 2023, the Company’s consolidated results of operations included acquisition-related net losses of approximately $40.0 million, based on the Company’s consolidated effective tax rates. For the years ended December 31, 2022 and 2021, acquisition-related net income totaled approximately $53.9 million and $6.6 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Revenue and net losses from the Company’s 2023 acquisitions included within the Company’s consolidated results of operations for the year ended December 31, 2023 totaled $145.9 million and $5.9 million, respectively.
Acquisition and integration costs. As discussed above, the Company initiated a significant transformation of its end-market business operations in 2021, which transformation involved significant business combination activity and resulted in significant acquisition and integration costs. Such costs are included within general and administrative expenses, costs of revenue, excluding depreciation and amortization, and other expense, as appropriate. These acquisition and integration costs include: i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including operating cost redundancies, facility consolidation expenses, lease termination expenses, losses on disposal of identified assets, system migration expenses, training and other integration costs; and ii) legal, professional and other fees associated with the consummation of the above-referenced acquisitions, including fees paid in connection with certain transaction-related financing commitments, such as bridge financing related to the 2022 acquisition of IEA. For the year ended December 31, 2023, such acquisition and integration costs totaled approximately $71.9 million, of which $64.1 million was included within general and administrative expenses, and of which $7.8 million was included within costs of revenue, excluding depreciation and amortization. Acquisition and integration costs for the year ended December 31, 2022 totaled approximately $86.0 million, of which $52.0 million was included within general and administrative expenses, and of which $29.3 million and $4.7 million were included within costs of revenue, excluding depreciation and amortization, and other expense, respectively. For the year ended December 31, 2021, such acquisition and integration costs totaled $3.6 million, which costs were included within general and administrative expenses. As of December 31, 2023 and 2022, approximately $0.3 million and $5.5 million, respectively, was included within current liabilities within the consolidated balance sheets related to such costs. As of December 31, 2023, acquisition and integration efforts related to the above-referenced acquisition activity were substantially complete.
Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for certain mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired businesses achieving certain levels of earnings in the future. In 2023, the Company acquired the remaining interests of an entity with which it had a mandatorily redeemable non-controlling interest arrangement. As of December 31, 2023 and 2022, the estimated fair value of the Company’s Earn-out liabilities totaled $77.4 million and $127.4 million, respectively, of which $13.9 million related to the aforementioned mandatorily redeemable non-controlling interests as of December 31, 2022. Earn-out liabilities included within other current liabilities totaled approximately $29.8 million and $37.7 million as of December 31, 2023 and 2022, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 13.0% as of December 31, 2023, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of December 31, 2023, the range of potential undiscounted Earn-out liabilities was estimated to be between $22 million and $87 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For the years ended December 31, 2023, 2022 and 2021, additions from new business combinations totaled approximately $1.4 million, $2.8 million and $101.6 million, respectively. There were no measurement period adjustments in either of the years ended December 31, 2023 or 2021, and for the year ended December 31, 2022, measurement period adjustments totaled an increase, net, of approximately $3.3 million and related to a net increase in the Company’s Oil and Gas segment, partially offset by a decrease in its Communications segment. For the year ended December 31, 2023, fair value adjustments totaled a decrease, net, of approximately $12.6 million and related to a net decrease in the Company’s Communications segment, partially offset by net increases, primarily within the Company’s Clean Energy and Infrastructure and Power Delivery segments. The decrease in the Communications segment for the year ended December 31, 2023 included a reduction of approximately $12.3 million related to mandatorily redeemable non-controlling interests. Fair value adjustments totaled a decrease, net, of approximately $1.2 million for the year ended December 31, 2022, and related primarily to the Company’s Communications segment. For the year ended December 31, 2021, fair value adjustments totaled a decrease, net, of approximately $29.5 million and related to net decreases in the Company’s Oil and Gas and Clean Energy and Infrastructure segments, partially offset by a net increase within the Company’s Communications segment. The net increase in the Communications segment for the year ended December 31, 2021 included the effect of a reduction of approximately $2.8 million related to mandatorily redeemable non-controlling interests. For the year ended December 31, 2023, Earn-out payments totaled approximately $38.8 million, including approximately $1.7 million related to mandatorily redeemable non-controlling interests, and, for the years ended December 31, 2022 and 2021, Earn-out payments totaled approximately $37.8 million and $47.0 million, respectively.
Equity Investments
The Company’s equity investments as of December 31, 2023 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of December 31, 2023 and 2022, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $319 million and $306 million, respectively. As of December 31, 2023 and 2022, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $18 million and $20 million, respectively. Except for one investment for which the Company recorded an impairment loss totaling approximately $3 million in the third quarter of 2023, there were no impairments related to these investments in any of the years ended December 31, 2023, 2022 or 2021.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $30.3 million, $30.2 million and $35.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $15.4 million, $14.4 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $125.5 million as of December 31, 2023. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $274 million and $263 million as of December 31, 2023 and 2022, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the year ended December 31, 2023 the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled losses of approximately $5.0 million, or $3.7 million, net of tax, and for the years ended December 31, 2022 and 2021, such activity totaled gains of approximately $41.0 million and $18.2 million, respectively, or $30.9 million and $13.8 million, net of tax, respectively.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of both December 31, 2023 and 2022, the Company had an aggregate investment of approximately $21 million in these entities, including $18 million for FM Tech as of both periods. The investment in FM Tech provides for additional funding upon the resolution of certain contingencies, which could range up to $7 million as of December 31, 2023. The fair value of the remaining contingent payments for FM Tech, which are included within other current liabilities, was estimated to be $3 million as of both December 31, 2023 and 2022. For the year ended December 31, 2023, the Company made no equity contributions related to its investments in telecommunications entities, and for the years ended December 31, 2022 and 2021, equity contributions totaled approximately $1 million and $2 million, respectively. Equity in earnings, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $0.4 million for the year ended December 31, 2023, and for the years ended December 31, 2022 and 2021, equity in losses, net, totaled approximately $0.3 million and $0.7 million, respectively. The difference between the carrying amount of these investments and the Company’s underlying equity in the net assets of the respective entities relates primarily to equity method goodwill associated with assembled workforce for each of these entities.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled approximately $1.8 million, $7.6 million and $9.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, related amounts payable to these entities totaled approximately $0.1 million and $0.2 million, respectively. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. There were no employee lease expenses for the year ended December 31, 2023, and advances to these entities totaled approximately $0.7 million for the period. For the years ended December 31, 2022 and 2021, employee lease expenses and advances totaled approximately $3.3 million and $0.2 million, respectively. As of December 31, 2023 and 2022, receivables related to these arrangements totaled approximately $4.0 million and $3.8 million, respectively.
The Company has 49% equity interests in certain entities included within its Communications and Power Delivery segments that are accounted for as equity method investments, for which its aggregate investment as of both December 31, 2023 and 2022 totaled approximately $3 million. For the years ended December 31, 2023 and 2022, equity in losses, net, related to these entities totaled approximately $0.2 million and $0.4 million, respectively, and there was no activity related to these entities for the year ended December 31, 2021. The above described entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $0.9 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively, and related amounts payable were de minimis as of both periods. In addition, the Company provides line of credit arrangements to these entities, which, as of December 31, 2023 and 2022, provide for up to $3.0 million and $4.5 million, respectively, of borrowing availability. There were no borrowings as of December 31, 2023, and as of December 31, 2022, $0.6 million was drawn, which amount was included within other current assets in the consolidated balance sheets.
The Company has a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE. As of December 31, 2023, a total of $2.1 million of the $2.5 million initial commitment had been funded, of which $0.2 million was funded during both the years ended December 31, 2023 and 2022, and of which $1.7 million was funded during the year ended December 31, 2021. Equity in losses related to this entity totaled approximately $0.2 million, $0.4 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. MasTec has less than a majority of the members on the board of Confluence, and, therefore, does not have a majority voting interest, nor does it have a controlling financial interest. As a result, management has determined that MasTec does not have the power to direct the primary activities that most significantly impact the economic performance of Confluence, nor is it the primary beneficiary. The Company does, however, have the ability to exert significant influence over Confluence as of December 31, 2023, and as a result, accounts for this investment as an equity method investment.
The Company also had certain equity investments in American Virtual Cloud Technologies, Inc. (“AVCT”), in which the Company had no active involvement. AVCT filed for bankruptcy in the first quarter of 2023, during which period the Company wrote-off its remaining $0.2 million investment.
Senior Notes
As of both December 31, 2023 and 2022, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $565.2 million and $534.0 million for the respective periods. As of December 31, 2023 and 2022, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 (the “6.625% Senior Notes”) totaled $284.2 million and $281.2 million, respectively, and their estimated fair value totaled approximately $273.9 million and $280.5 million for the respective periods. The estimated fair values of the Company’s 4.50% Senior Notes and 6.625% Senior Notes were determined based on an exit price approach using Level 1 inputs.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2023	2022
Contract billings	$1,385.2	$1,408.1
Less allowance	(15.1)	(8.4)
Accounts receivable, net of allowance	$1,370.1	$1,399.7

Retainage	$356.4	$401.9
Unbilled receivables	1,400.0	1,328.0
Contract assets	$1,756.4	$1,729.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables, which are included in contract assets, include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement, which is generally, from 5% to 10% of contract billings. Retainage is not considered to be a significant financing component because the intent is to protect the customer. Unbilled receivables and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable balances expected to be collected beyond one year are recorded within other long-term assets. As of December 31, 2023, 2022 and 2021, contract assets totaled approximately $1,756.4 million, $1,729.9 million and $1,227.9 million, respectively.
For the years ended December 31, 2023 and 2022, provisions for credit losses, including, in 2023, potential credit losses from specific receivables, totaled $9.5 million and $0.7 million, respectively and amounts charged against the allowance, including direct write-offs, totaled $2.8 million and $0.1 million, respectively. Impairment losses on contract assets were not material in any of the years ended December 31, 2023, 2022 or 2021.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $481.0 million, $406.2 million and $314.0 million as of December 31, 2023, 2022 and 2021, respectively, of which deferred revenue comprised approximately $475.2 million, $390.3 million and $296.1 million, respectively. The increase in contract liabilities as of December 31, 2023 was driven primarily by ordinary course project activity, including in connection with new project starts within the Company’s Clean Energy and Infrastructure segment. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of approximately $363.3 million, $270.7 million and $186.9 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2022, 2021 and 2020, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. In certain instances, the Company continues to service the transferred receivable, for which the corresponding servicing assets or liabilities are not material. For the year ended December 31, 2023, the Company sold approximately $131 million of receivables under these programs, and as of December 31, 2023, the Company had approximately $64 million of outstanding sold receivables, which are excluded from Accounts Receivable, net of Allowance, in the consolidated balance sheets. The servicing of such receivables is not considered to constitute significant continuing involvement and the receivables are correspondingly accounted for as a sale under ASC Topic 860, “Transfers and Servicing.” Cash collections from such financing arrangements are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to all of the above described arrangements, which are included within interest expense, net, totaled approximately $12.9 million, $9.0 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	December 31,
	2023	2022	Estimated Useful Lives (in years)
Land	$68.5	$73.5
Buildings and leasehold improvements	90.7	86.7	3	-	40
Machinery, equipment and vehicles	3,013.9	2,797.0	2	-	20
Office equipment, furniture and internal-use software	330.2	286.8	3	-	7
Construction in progress	56.0	67.4
Total property and equipment	$3,559.3	$3,311.4
Less accumulated depreciation and amortization	(1,907.8)	(1,557.3)
Property and equipment, net	$1,651.5	$1,754.1
As of December 31, 2023 and 2022, the gross amount of capitalized internal-use software totaled $212.7 million and $186.6 million, respectively, and, net of accumulated amortization, totaled $49.8 million and $39.9 million, respectively. During the second quarter of 2023, the depreciable lives of certain assets were updated on a prospective basis to better align the respective assets’ lives with their expected useful lives, based on management’s assessment of the physical and economic factors of the related assets. The effect of this update was a decrease in depreciation expense of approximately $6.2 million for the year ended December 31, 2023. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $4.4 million and $14.2 million as of December 31, 2023 and 2022, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2023	2022
Senior credit facility:	November 1, 2026
Revolving loans		$773.0	$896.0
Term loan		341.3	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
6.625% Senior Notes	August 15, 2029	284.2	281.2
2022 Term Loan Facility	October 7, 2025 and October 7, 2027	700.0	700.0
Finance lease and other obligations		380.3	414.5
Total debt obligations		$3,078.8	$3,241.7
Less unamortized deferred financing costs		(13.5)	(17.6)
Total debt, net of deferred financing costs		$3,065.3	$3,224.1
Current portion of long-term debt		177.2	171.9
Long-term debt		$2,888.1	$3,052.2

Senior Credit Facility
The Company maintains a $2.25 billion senior unsecured credit facility (the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350.0 million (the “Term Loan”). Borrowings under the Credit Facility will be used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases. The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of December 31, 2023 and 2022, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach, utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
The Credit Facility allows the Company to borrow up to an aggregate equivalent amount of $300 million in revolving advances in either Canadian dollars and/or Mexican pesos. The maximum amount available for letters of credit under the Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The Credit Facility also provides for swing line loans of up to $125 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches, as defined in the Credit Facility. Subject to certain limitations described in the Credit Facility, these additional term loan tranches may have terms and pricing that differ from the Credit Facility.
Outstanding revolving loans and the Term Loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee ranging from 1.125% to 1.625%, and performance standby letters of credit issued under the Credit Facility are subject to a letter of credit fee ranging from 0.3125% to 0.6875%. The Company must also pay a commitment fee to the lenders ranging from 0.150% to 0.225% on any unused availability under the Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter.
Revolving loans accrued interest at weighted average rates of approximately 7.71% and 5.82% per annum as of December 31, 2023 and 2022, respectively. The Term Loan accrued interest at rates of 7.08% and 5.80% as of December 31, 2023 and 2022, respectively. Letters of credit of approximately $64.9 million and $143.1 million were issued as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, letter of credit fees accrued at 0.6875% and 0.5625% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.625% and 1.375% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2023 and 2022, availability for revolving loans totaled $1,062.1 million and $860.9 million, respectively, or up to $585.1 million and $506.9 million, respectively, for new letters of credit. There were no outstanding revolving borrowings denominated in foreign currencies as of either December 31, 2023 or 2022. The unused facility fee as of December 31, 2023 and 2022 accrued at rates of 0.225% and 0.200% per annum, respectively.
The Credit Facility requires that the Company maintain a maximum Consolidated Leverage Ratio, as defined in the Credit Facility, of not more than 3.50 as of the end of any fiscal quarter, subject to the Acquisition Adjustment described below. The Credit Facility also requires that the Company maintain a minimum Consolidated Interest Coverage Ratio, as defined in the Credit Facility, of at least 3.00. Additionally, subject to certain conditions, if a Permitted Acquisition, as defined in the Credit Facility, or series of Permitted Acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the maximum Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the Company’s ability to engage in certain activities, including, but not limited to, acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of the Company’s capital stock. However, distributions payable solely in common stock are permitted. The Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. Maximum borrowing capacity under these credit facilities totaled Canadian $20.0 million as of both December 31, 2023 and 2022, or approximately $15.1 million and $14.8 million, respectively. There were no outstanding borrowings under the Company’s other credit facilities as of either December 31, 2023 or 2022. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, if any, are included within other debt obligations in the table above and classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2023 and 2022, letters of credit issued under this facility totaled $17.2 million and $23.6 million, respectively, which accrued fees at 0.90% and 0.75% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
4.50% Senior Notes
The Company has $600 million aggregate principal amount of senior unsecured notes due August 15, 2028, which bear interest at a rate of 4.50% (the “4.50% Senior Notes”), which were issued at par in a private offering. Interest on the 4.50% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year.

The Company has the option to redeem all or a portion of the 4.50% Senior Notes at the redemption prices specified in the indenture that governs the 4.50% Senior Notes (the “4.50% Senior Notes Indenture”), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If a change of control, as defined in the 4.50% Senior Notes Indenture, occurs, the Company must make an offer to repurchase all of the 4.50% Senior Notes then outstanding at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The 4.50% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries to create liens and effect mergers, subject to certain exceptions. The 4.50% Senior Notes Indenture provides for customary events of default, subject to customary grace and cure periods. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 30% of the 4.50% Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all of the 4.50% Senior Notes immediately due and payable.
6.625% Senior Notes
The Company has $300.0 million aggregate principal amount of 6.625% Senior Notes, which notes are composed of (i) $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”), with a carrying value of $213.3 million and $211.1 million as of December 31, 2023 and 2022, respectively, and (ii) $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”), with a carrying value of $70.9 million and $70.1 million as of December 31, 2023 and 2022, respectively. Interest on the 6.625% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year.
The 6.625% IEA Senior Notes were issued by IEA Energy Services LLC (the “IEA Issuer”), a wholly-owned subsidiary of IEA, in a private placement pursuant to an indenture, dated as of August 17, 2021 (the “IEA Senior Notes Indenture”). The 6.625% MasTec Senior Notes were issued in October 2022 in a private exchange offer and consent solicitation to certain holders of the 6.625% IEA Senior Notes, pursuant to an indenture (the “6.625% MasTec Senior Notes Indenture”). The exchange of the 6.625% IEA Senior Notes for the 6.625% MasTec Senior Notes was accounted for as a debt modification, whereby the carrying value of the 6.625% MasTec Senior Notes was determined based on the pro-rata acquisition date carrying value of the 6.625% IEA Senior Notes, plus applicable accretion as of the date of the exchange.
The 6.625% IEA Senior Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the IEA Issuer’s subsidiaries and are effectively subordinated to any secured indebtedness of the IEA Issuer, to the extent of the value of the collateral securing such indebtedness. The 6.625% MasTec Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% MasTec Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables and the 6.625% IEA Senior Notes.
At any time prior to August 15, 2024, some or all of the 6.625% Senior Notes may be redeemed by the Company or the IEA Issuer, as applicable, at a price equal to 100% of the principal amount, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date. In addition, at any time prior to August 15, 2024, up to 40% of the aggregate principal amount of the 6.625% Senior Notes may be redeemed by the Company or the IEA Issuer, as applicable, with the proceeds of certain equity offerings at a redemption price of 106.625% of the principal amount of the 6.625% Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date, subject to certain conditions. On or after August 15, 2024, the 6.625% IEA Senior Notes are subject to redemption at any time and from time to time at the option of the IEA Issuer, in whole or in part, at specified redemption prices, expressed as percentages of principal amount, of 103.3% declining over a two-year period to 100%, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date. On or after August 15, 2024, the Company has the option, at any time and from time to time, to redeem all or a portion of the 6.625% MasTec Senior Notes at the redemption prices specified in the 6.625% MasTec Senior Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date.
The 6.625% IEA Senior Notes Indenture, among other things, generally limits the IEA Issuer’s ability to incur additional indebtedness; pay dividends or make other restricted payments; make loans and investments; incur liens; sell assets; enter into affiliate transactions; enter into certain sale and leaseback transactions; enter into agreements restricting the IEA Issuer’s subsidiaries’ ability to pay dividends; and merge, consolidate, convey, transfer or lease all or substantially all of its assets, subject to certain thresholds and exceptions. Certain of such limitations are suspended for so long as the 6.625% IEA Senior Notes are rated “investment grade” by at least two nationally recognized statistical rating agencies, subject to certain conditions. In October 2022, following the acquisition of IEA by MasTec, the 6.625% IEA Senior Notes were rated as investment grade by at least two nationally recognized ratings agencies and, as a result, the aforementioned covenants were suspended. The 6.625% MasTec Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to create certain liens, and to effect mergers, consolidate or transfer all or substantially all of its assets, subject to certain thresholds and exceptions.
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

If a Change of Control, as defined in the 6.625% MasTec Senior Notes Indenture, occurs, or a Change of Control, as defined in the 6.625% IEA Senior Notes Indenture, occurs, the Company or the IEA Issuer, as applicable, must make an offer to repurchase all of the 6.625% MasTec Senior Notes or the 6.625% IEA Senior Notes, respectively, then outstanding at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase, subject, in the case of the 6.625% IEA Senior Notes, to certain conditions.
2022 Term Loan Facility
As of December 31, 2023, the Company has $700.0 million of unsecured term loans entered into in connection with the acquisition of IEA, composed of a three-year term loan of $400.0 million in principal amount (the “Three-Year Tranche”) maturing on October 7, 2025, and a five-year term loan of $300.0 million in principal amount (the “Five-Year Tranche”) maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The Three-Year Tranche is not subject to amortization. The Five-Year Tranche is subject to amortization in quarterly principal installments of approximately $3.75 million, commencing on March 31, 2024, which installment will increase to $7.5 million on March 31, 2026, until maturity, subject to the application of certain prepayments. The fair value of the 2022 Term Loan Facility as of December 31, 2023 and 2022, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Outstanding loans under the Three-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined below, plus a margin of 0.125% to 0.500%. Outstanding loans under the Five-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the New Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the 2022 Term Loan Facility, as of the then most recent fiscal quarter. As of December 31, 2023 the Three-Year Tranche and Five-Year Tranche accrued interest at rates of 6.833% and 6.958%, respectively, and as of December 31, 2022, the Three-Year Tranche and Five-Year Tranche accrued interest at rates of 5.692% and 5.817%, respectively.
The obligations under the 2022 Term Loan Facility are unsecured and are not guaranteed by any of the Company or its subsidiaries. The 2022 Term Loan Facility requires the Company to maintain a Consolidated Leverage Ratio, as defined in the 2022 Term Loan Facility, of not more than 3.50 as of the end of any fiscal quarter, subject to the Acquisition Adjustment described below. The 2022 Term Loan Facility also requires the Company to maintain a Consolidated Interest Coverage Ratio, as defined in the Amended Credit Facility, of at least 3.00. The 2022 Term Loan Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness, as defined in the 2022 Term Loan Facility. Notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the 2022 Term Loan Facility. Subject to customary exceptions, the 2022 Term Loan Facility limits the borrowers’ ability to engage in certain activities, including but not limited to acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The 2022 Term Loan Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts.
Selected Transaction Costs. In connection with the 2022 acquisition of IEA, the Company incurred approximately $2.9 million of fees and expenses for bridge term loan facility commitments, which commitments were subsequently terminated upon the Company having entered into the 2022 Term Loan Facility. The Company also incurred approximately $1.9 million of fees and expenses in connection with the above mentioned 6.625% MasTec Senior Notes debt exchange. These amounts are primarily reflected within acquisition and integration costs within other expense in the Company’s consolidated statements of operations for the year ended December 31, 2022.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both December 31, 2023 and 2022.
Contractual Maturities of Debt
Contractual maturities of MasTec’s debt, which includes finance lease obligations, as of December 31, 2023 were as follows (in millions):

2024	$177.2
2025	558.0
2026	1,185.9
2027	268.7
2028	604.1
Thereafter	284.9
Total	$3,078.8
As of December 31, 2023 and 2022, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $24.1 million and $24.8 million, respectively.

Note 8 – Lease Obligations
Finance Leases
The gross amount of assets held under finance leases as of December 31, 2023 and 2022 totaled $679.9 million and $720.1 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $473.3 million and $535.3 million as of December 31, 2023 and 2022, respectively. Depreciation expense associated with finance leases totaled $103.0 million, $91.7 million and $80.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Operating Leases
Operating lease additions for the years ended December 31, 2023, 2022 and 2021 totaled $224.6 million, $119.1 million and $172.9 million, respectively. Acquisition-related additions totaled $32.4 million and $149.3 million, respectively, for the years ended December 31, 2022 and 2021.
For the years ended December 31, 2023, 2022 and 2021, rent expense for leases that have terms in excess of one year totaled approximately $162.1 million, $134.1 million and $107.7 million, respectively, of which $15.8 million, $11.1 million and $10.1 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $608.2 million, $377.8 million and $494.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of December 31, 2023 were as follows (in millions):

	Finance Leases	Operating Leases
2024	$156.5	$152.2
2025	119.4	126.2
2026	61.6	90.4
2027	21.4	46.6
2028	3.0	20.5
Thereafter	0.1	36.7
Total minimum lease payments	$362.0	$472.6
Less amounts representing interest	(20.2)	(41.9)
Total lease obligations, net of interest	$341.8	$430.7
Less current portion	144.2	137.8
Long-term portion of lease obligations, net of interest	$197.6	$292.9
As of December 31, 2023 and 2022, finance leases had a weighted average remaining lease term of 2.6 years and 2.8 years, respectively, and a weighted average discount rate of 4.7% and 4.0%, respectively, and as of December 31, 2023 and 2022, non-cancelable operating leases had a weighted average remaining lease term of 3.8 years and 4.5 years, respectively, and a weighted average discount rate of 4.8% and 3.6%, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Amended and Restated Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan permits a total of approximately 8,541,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2023, there were approximately 2,247,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled approximately $33.3 million, $27.4 million and $24.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $17.3 million, $5.9 million and $8.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, including net tax benefits related to the vesting of share-based payment awards totaling approximately $11.0 million, $0.9 million and $3.8 million, respectively.

Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of December 31, 2023, total unearned compensation related to restricted shares was approximately $62.0 million, which amount is expected to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $98.4 million, $19.7 million and $37.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2021	1,748,685	$43.73
Granted	613,364	74.37
Vested	(235,164)	48.33
Canceled/forfeited	(77,605)	44.84
Non-vested restricted shares, as of December 31, 2022	2,049,280	$52.33
Granted	738,935	62.03
Vested	(1,134,687)	32.89
Canceled/forfeited	(147,532)	56.26
Non-vested restricted shares, as of December 31, 2023	1,505,996	$71.35
(a)    Includes 1,000, 2,150 and 1,300 restricted stock units as of December 31, 2023, 2022 and 2021, respectively.
Employee Stock Purchase Plans. For the years ended December 31, 2023, 2022 and 2021, 119,450 shares, 112,341 shares and 86,510 shares, respectively, were purchased by participants under the Company’s ESPPs for $8.5 million, $7.4 million and $7.0 million, respectively, which shares were delivered with shares reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
401(k) Plan. MasTec has a 401(k) plan covering all eligible employees, which allows participants to contribute up to 75% of their pre-tax annual compensation to the plan, subject to certain limitations. Company contributions under the plan are based upon a percentage of the employee’s salary, subject to certain limitations as defined by the plan. During the years ended December 31, 2023, 2022 and 2021, matching contributions totaled approximately $36.1 million, $30.2 million and $23.1 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to eligible highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. The Company also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $26.0 million and $21.3 million as of December 31, 2023 and 2022, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $32.7 million and $26.1 million as of December 31, 2023 and 2022, respectively.
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
A multiemployer plan that is so underfunded as to be in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status, as determined under the PPA, is required to adopt a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), which, among other actions, could include decreased benefits and increased employer contributions, which could take the form of a surcharge on benefit contributions. These actions are intended to improve their funding status over a period of years. If a pension fund is in critical status, a participating employer must pay an automatic surcharge in addition to contributions otherwise required under the collective bargaining agreement (“CBA”). With some exceptions, the surcharge is equal to 5% of required contributions for the initial critical year and 10% for each succeeding plan year in which the plan remains in critical status. The surcharge ceases on the effective date of a CBA or other agreement that includes contribution and benefit terms consistent with the rehabilitation plan. Certain plans in which the Company participates are in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status. The amount of additional funds, if any, that the Company could be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty of the future levels of work that could be required of the union employees covered by these plans, as well as the required future contribution rates and possible surcharges applicable to these plans. See Note 14 - Commitments and Contingencies for additional information.
Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators, as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,				Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2023	2022	2021	Expiration Date of CBA	2023	As of		2022	As of		FIP/RP Status	Surcharge
Central Pension Fund of the IUOE & Participating Employers	366052390	001	$19.2	$8.1	$27.4	Varies through 04/30/2027	Green	1/31/2023		Green	1/31/2022		NA	No
National Electrical Benefit Fund	530181657	001	18.3	17.7	5.9	Varies through 1/2/2028	Green	12/31/2022	(a)	Green	12/31/2021		NA	No
Local Union No. 9 IBEW and Outside Contractors Pension Fund	516077720	001	7.2	9.3	4.7	Varies through 5/31/2026	Green	10/31/2022	(a)	Green	10/31/2021	(a)	NA	No
Pipeline Industry Pension Fund	736146433	001	6.0	2.3	10.9	Varies through 5/31/2026	Green	12/31/2022	(a)	Green	12/31/2021		NA	No
IBEW Local 769 Management Pension Plan A	866049763	001	4.0	0.6	0.5	Varies through 8/4/2026	Green	6/30/2022	(a)	Green	6/30/2021		NA	No
Teamsters National Pipe Line Pension Plan	461102851	001	3.9	1.5	6.2	5/31/2026	Green	12/31/2022	(a)	Green	12/31/2021	(a)	NA	No
Heavy & General Laborers' Local Unions 472 and 172 of New Jersey Pension Fund	226032103	001	3.7	3.7	0.0	Varies through 5/31/2026	Green	3/31/2023	(a)	Green	3/31/2022		NA	No
IUOE Local 132 Pension Fund	556015364	001	3.6	0.7	1.4	Varies through 5/31/2026	Green	3/31/2023		Green	3/31/2022	(a)	NA	No
IBEW Local 1249 Pension Plan	156035161	001	3.4	3.3	1.4	Varies through 12/31/2025	Green	12/31/2022		Green	12/31/2021		NA	No
West Virginia Laborers' Pension Trust Fund	556026775	001	3.2	0.9	2.5	5/31/2026	Green	3/31/2023		Green	3/31/2022	(a)	NA	No
IBEW Local 456 Pension Plan	226238995	001	3.1	3.2	0.0	11/29/2025	Green	12/31/2022	(a)	Green	12/31/2021	(a)	NA	No
Laborers' District Council of Virginia Pension Trust Fund	546117299	001	2.9	0.1	1.6	5/31/2026	Green	12/31/2022		Green	12/31/2021		NA	No
Construction Laborers' Pension Trust Fund for Southern California	436159056	001	2.9	3.4	0.0	Varies through 6/30/2026	Green	12/31/2022	(a)	Green	12/31/2021		NA	No
Midwest Operating Engineers Pension Trust Fund	366140097	001	2.7	2.1	1.6	Varies through 5/31/2027	Green	3/31/2023		Green	3/31/2022	(b)	NA	No
Central Laborers' Pension Fund	376052379	001	2.3	1.3	1.3	Varies through 4/30/2027	Yellow	12/31/2022	(b)	Yellow	12/31/2021	(b)	Implemented	No
Employer- Teamsters Local Nos. 175 & 505 Pension Trust Fund	556021850	001	1.8	0.5	0.6	5/31/2026	Red	12/31/2022	(b)	Red	12/31/2021	(b)	Implemented	No
Laborers' National Pension Fund	751280827	001	1.6	0.6	3.8	Varies through 5/31/2026	Red	12/31/2022		Red	12/31/2021	(a)	Implemented	No
Chicago & Vicinity Laborers' District Council Pension Plan	362514514	002	1.4	2.5	0.8	Varies through 5/31/2026	Green	5/31/2022		Green	5/31/2021		NA	No
San Diego County Construction Laborers' Pension Trust Fund	956090541	001	1.4	1.5	0.0	6/30/2026	Green	8/31/2022		Green	8/31/2021		NA	No
Laborers' Local Union No. 158 Pension Plan	236580323	001	1.2	1.5	0.7	Varies through 5/31/2027	Green	12/31/2022	(a)	Green	12/31/2021	(a)	NA	No
Laborers' District Council of Western Pennsylvania Pension Fund	256135576	001	0.5	0.5	3.1	Varies through 5/31/2026	Yellow	12/31/2022		Yellow	12/31/2021		Implemented	No
Minnesota Laborers' Pension Fund	416159599	001	0.5	0.7	5.1	Varies through 5/31/2026	Green	12/31/2022		Green	12/31/2021		NA	No
Other funds			23.6	23.0	14.5
Total multiemployer pension plan contributions			$118.4	$89.0	$94.0
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

The number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2023	6,806	11,025	$118.4	$59.1	$177.5
2022	6,601	7,136	$89.0	$56.3	$145.3
2021	2,412	6,979	$94.0	$34.1	$128.1
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s recent acquisitions. For the year ended December 31, 2023, multiemployer plan activity was driven primarily by project work within the Company’s Power Delivery and Oil and Gas operations, and, to a lesser extent, by acquisition-related project work within the Company’s Clean Energy and Infrastructure operations, whereas for the year ended December 31, 2022, activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations, and, to a lesser extent, its Oil and Gas operations. For the year ended December 31, 2021, activity was driven primarily by the Company’s Oil and Gas operations, as well as the effect of the Company’s acquisitions within its Power Delivery segment.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The Company’s share repurchase programs, under which the Company undertakes share repurchases for strategic purposes, including (i) when management believes that the market price of the Company’s stock is undervalued, (ii) such repurchases will enhance long-term shareholder value, (iii) the Company has adequate liquidity, and (iv) management believes that such repurchases are appropriate uses of capital, do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. Treasury stock is recorded at cost. Share repurchases are recorded as of the trade date, whereas payments for share repurchases are made on the date the trade is settled.
There were no share repurchases under the Company’s share repurchase programs for the year ended December 31, 2023. For the year ended December 31, 2022, the Company repurchased 1.1 million shares of its common stock for an aggregate purchase price of approximately $81.3 million. Of the total repurchased shares, 0.1 million were repurchased for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 1.0 million shares were repurchased for $72.7 million under the Company’s March 2020 $150 million share repurchase program. There were no share repurchases under the Company’s share repurchase programs for the year ended December 31, 2021. As of December 31, 2023, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
During the second quarter of 2022, the Company reissued 0.1 million shares of its treasury stock with a cost basis of $4.3 million in settlement of certain Additional Payments in connection with the HMG acquisition. For additional information related to shares issued for acquisitions, see Note 2 - Earnings Per Share and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net.
Accumulated Other Comprehensive Loss
A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2023			2022			2021
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(67,103)	$16,148	$(50,955)	$(64,014)	$(14,762)	$(78,776)	$(64,272)	$(27,172)	$(91,444)
Unrealized gains (losses), net of tax	1,695	(3,737)	(2,042)	(3,089)	30,910	27,821	258	12,410	12,668
Balance as of December 31	$(65,408)	$12,411	$(52,997)	$(67,103)	$16,148	$(50,955)	$(64,014)	$(14,762)	$(78,776)
Unrealized foreign currency translation activity, net, for the three years in the period ended December 31, 2023 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss for the three years in the period ended December 31, 2023 relates primarily to unrealized investment gains or losses associated with the Waha JV interest rate swaps. See Note 4 - Fair Value of Financial Instruments for additional information.

Note 12 – Income Taxes
The components of income or loss before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Domestic	$(84.9)	$66.7	$414.1
Foreign	2.2	(23.6)	16.0
Total	$(82.7)	$43.1	$430.1
The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$90.2	$(9.8)	$36.9
Foreign	1.8	3.6	1.5
State and local	13.5	5.8	9.0
	$105.5	$(0.4)	$47.4
Deferred:
Federal	$(119.7)	$5.9	$37.0
Foreign	(0.1)	0.6	(0.1)
State and local	(21.1)	3.1	15.0
	$(140.9)	$9.6	$51.9
(Benefit from) provision for income taxes	$(35.4)	$9.2	$99.3
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Accrued insurance	$51.2	$40.9
Operating loss carryforwards and tax credits	87.5	115.4
Compensation and benefits	34.9	36.9
Bad debt	3.8	2.0
Other	24.4	36.4
Capitalized expenses	243.7	110.3
Valuation allowance	(60.4)	(87.6)
Total deferred tax assets	$385.1	$254.3
Deferred tax liabilities:
Property and equipment	$345.9	$375.7
Goodwill	95.0	91.3
Other intangible assets	96.7	131.4
Gain on remeasurement of equity investee	7.3	7.3
Revenue recognition	81.3	84.6
Investments in unconsolidated entities	113.3	109.3
Other	36.0	26.1
Total deferred tax liabilities	$775.5	$825.7
Net deferred tax liabilities	$(390.4)	$(571.4)
In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31, 2023 and 2022 are related primarily to foreign and state net operating losses and deferred tax assets.
The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward from 5 years to indefinitely, depending on the jurisdiction, totaled approximately $24.7 million and $21.4 million as of December 31, 2023 and 2022, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $59.2 million and $87.9 million as of December 31, 2023 and 2022, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2034. As of December 31, 2023, the Company had no deferred tax assets for its federal net operating loss carryforwards. As of December 31, 2022, deferred tax assets for its federal net operating loss carryforwards totaled approximately $2.5 million.
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
A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2023	2022	2021
U.S. statutory federal rate applied to pretax income	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.3	8.8	4.3
Foreign tax rate differential	(1.8)	1.3	0.1
Non-deductible expenses	(14.6)	(1.6)	0.3
Goodwill and intangible assets	1.8	(0.7)	0.4
Change in tax rate	(5.6)	12.7	1.6
Compensation and benefits	6.2	6.7	(0.2)
Other	1.4	(8.0)	1.0
Tax credits	24.7	(37.9)	(4.8)
Stock basis adjustment	4.9	0.0	(0.9)
Valuation allowance for deferred tax assets	0.5	19.0	0.3
Effective income tax rate	42.8%	21.3%	23.1%
A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest and penalties, follows in the table below (in millions). Previously, the reconciliation for uncertain tax positions included interest and penalties. Management believes that the current presentation is a better representation of this activity. Prior period information has been updated to conform with the current year presentation.

	For the Years Ended December 31,
	2023	2022	2021
Beginning balance	$39.3	$21.4	$15.8
Additions based on tax positions related to the current year	16.6	8.0	4.4
Additions for tax positions of prior years	9.5	15.9	4.8
Settlements	—	—	(2.8)
Lapse of statute of limitations	(4.5)	(6.0)	(0.8)
Ending balance	$60.9	$39.3	$21.4
The Company classifies interest, penalties and recoveries related to uncertain tax positions as a component of income tax expense in the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, interest and penalties totaled approximately $2.6 million, $0.7 million and $0.1 million, respectively. Accrued interest and penalties related to uncertain tax positions were $5.9 million and $3.1 million as of December 31, 2023 and 2022, respectively. The effect on the Company’s tax rate if it were to recognize its gross unrecognized tax benefits as of December 31, 2023 approximates $66.8 million, including interest and penalties. While it is possible that there could be audit settlements and/or lapses in certain statutes of limitation relating to uncertain tax positions, management has determined that it is too difficult to predict the outcome of such matters.
The IRS has examined the Company’s federal income tax returns through 2017. Certain foreign and state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2023, the Company is no longer subject to state examinations by taxing authorities for years before 2015.

Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue primarily from the engineering, installation and maintenance of infrastructure, primarily in North America.
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. The Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations; and environmental planning and compliance services. The Oil and Gas segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, water and carbon capture sequestration pipelines, as well as pipeline integrity and other services for the energy and utilities industries. The Other segment includes certain equity investees, the services of which may vary from those provided by the Company’s primary segments, as well as other small business units with activities in certain international end-markets.
The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intercompany revenue and costs among the reportable segments are accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals. Eliminations between segments are separately presented. Corporate results include amounts related to corporate functions, including treasury and administration functions, including for legal and professional matters, including certain settlements, as well as changes in the fair value of Earn-outs, other liabilities and certain investments, acquisition-related transaction costs and other discrete items, including certain integration activities and debt transaction costs. Segment results include certain allocations of centralized costs such as general liability, medical and workers’ compensation insurance and certain information technology and interest costs, as well as certain discrete items, including certain acquisition and business integration and/or streamlining costs. Income tax expense, which is recorded within Corporate results, is managed on a consolidated basis and is not allocated to the reportable segments.
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

	For the Years Ended December 31,
Revenue:	2023	2022	2021
Communications (a)	$3,259.5	$3,233.7	$2,551.1
Clean Energy and Infrastructure	3,962.0	2,618.6	1,865.0
Power Delivery	2,735.1	2,725.2	1,016.8
Oil and Gas	2,072.8	1,219.6	2,540.5
Other	—	—	0.0
Eliminations	(33.5)	(19.1)	(21.6)
Consolidated revenue	$11,995.9	$9,778.0	$7,951.8
(a)    Revenue generated primarily by utilities customers represented 24.3%, 23.6% and 20.8% of Communications segment revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

	For the Years Ended December 31,
EBITDA:	2023	2022	2021
Communications	$269.2	$327.1	$269.5
Clean Energy and Infrastructure	132.4	102.8	75.0
Power Delivery	207.8	202.9	68.0
Oil and Gas	284.4	163.5	557.6
Other	25.0	31.8	33.8
Segment EBITDA	$918.8	$828.1	$1,003.8
For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $22.5 million, $37.1 million and $8.5 million, respectively, of acquisition and integration costs related to the Company’s recent acquisitions, and Corporate EBITDA included $3.8 million of such costs. For the year ended December 31, 2022, $4.7 million, $6.4 million, $39.0 million and $8.0 million of such costs were included within Communications, Clean Energy and Infrastructure, Power Delivery and Oil and Gas EBITDA, respectively, and Corporate EBITDA included $27.9 million of such costs. For the year ended December 31, 2021, Corporate EBITDA included $3.6 million of such acquisition and integration costs. Additionally, for the years ended December 31, 2023, 2022 and 2021, Corporate EBITDA included fair value losses related to an investment of $0.2 million, $7.7 million and $7.8 million, respectively, and for the years ended December 31, 2022 and 2021, Corporate EBITDA included bargain purchase gains of $0.2 million and $3.5 million, respectively. In addition, for the year ended December 31, 2022, Other segment EBITDA included $2.8 million of project gains from a proportionately consolidated non-controlled Canadian joint venture.

	For the Years Ended December 31,
EBITDA Reconciliation:	2023	2022	2021
(Loss) income before income taxes	$(82.7)	$43.1	$430.1
Plus:
Interest expense, net	234.4	112.3	53.4
Depreciation	433.9	371.2	345.6
Amortization	169.2	135.9	77.2
Corporate EBITDA	163.9	165.6	97.5
Segment EBITDA	$918.8	$828.1	$1,003.8

	For the Years Ended December 31,
Depreciation and Amortization:	2023	2022	2021
Communications	$136.8	$126.4	$99.3
Clean Energy and Infrastructure	144.2	87.0	43.5
Power Delivery	158.9	147.8	61.5
Oil and Gas	152.9	134.6	207.8
Other	—	—	0.0
Corporate	10.4	11.3	10.7
Consolidated depreciation and amortization	$603.2	$507.1	$422.8

	As of December 31,
Assets:	2023	2022	2021
Communications	$2,332.2	$2,378.6	$2,100.9
Clean Energy and Infrastructure	2,978.8	2,979.9	1,067.0
Power Delivery	1,837.1	1,967.9	2,017.2
Oil and Gas	1,758.0	1,544.2	1,527.6
Other	305.0	297.3	238.1
Corporate	162.4	125.4	170.6
Consolidated segment assets	$9,373.5	$9,293.3	$7,121.4

	For the Years Ended December 31,
Capital Expenditures:	2023	2022	2021
Communications	$29.5	$87.1	$50.6
Clean Energy and Infrastructure	30.9	35.8	44.6
Power Delivery	50.8	83.4	13.0
Oil and Gas	76.0	49.0	55.7
Other	—	—	0.0
Corporate	5.7	8.0	6.2
Consolidated capital expenditures	$192.9	$263.4	$170.1
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, the Caribbean, India and Mexico. Revenue derived from U.S. operations totaled $11.9 billion, $9.6 billion and $7.8 billion for the years ended December 31, 2023, 2022 and 2021, respectively, and revenue derived from foreign operations totaled $95.1 million, $149.9 million and $165.2 million for the respective periods. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the United States included property and equipment, net, of $1.6 billion, $1.7 billion and $1.4 billion as of December 31, 2023, 2022 and 2021, respectively, and for the Company’s businesses in foreign countries, totaled $17.5 million, $21.0 million and $24.5 million for the respective periods. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.9 billion, $3.0 billion and $2.1 billion as of December 31, 2023, 2022 and 2021, respectively. For the Company’s businesses in foreign countries, intangible assets and goodwill, net, totaled approximately $32.6 million, $35.5 million and $43.8 million as of December 31, 2023, 2022 and 2021, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of both December 31, 2023 and 2022, amounts due from customers from which foreign revenue was derived accounted for approximately 1% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2021, such amounts accounted for approximately 2% of the Company’s consolidated net accounts receivable position. Revenue from governmental entities for the years ended December 31, 2023, 2022 and 2021 totaled approximately 11%, 7% and 5% of total revenue, respectively, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
No customer represented greater than 10% of the Company’s total consolidated revenue in either of the years ended December 31, 2023 or 2022. For the year ended December 31, 2021, revenue for Enbridge, Inc. represented 16% of the Company’s total consolidated revenue. The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.
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
Acquired Legacy Solar Matter. On April 28, 2023, a jury found IEA, its subsidiary, IEA Constructors, LLC (“IEAC” and, together with IEA, the “IEA Entities”), and IEAC’s customer, Silicon Ranch Corporation (“SRC”), liable to plaintiffs H&L Farms LLC (“H&L Farms”), Shaun Harris and Amie Harris following a trial in the U.S. District Court for the Middle District of Georgia, Columbus Division (the “Court”). The suit, filed in August 2021, arose out of a project that commenced in 2021 involving the construction by IEAC of a solar farm for SRC. The project was constructed on SRC’s property located adjacent to a 1,400 acre tract of land that plaintiffs purchased in March 2021 for approximately $3.3 million.
The plaintiffs brought various causes of action under Georgia law, including trespass, nuisance and negligence, arising out of the defendants’ alleged failure to exercise appropriate efforts to prevent and remediate soil erosion and sedimentary run-off that flowed from SRC’s property into a 21-acre lake on plaintiffs’ property. Following trial, the jury awarded Mr. and Mrs. Harris $4.5 million each for loss of use and enjoyment of the lake and awarded H&L Farms (the legal owner) another $1.5 million in remediation costs. These damages were apportioned 30% to SRC, 40% to IEA and 30% to IEAC. The jury also awarded $25 million in punitive damages against SRC and $50 million in punitive damages against each of the IEA Entities. The Court entered judgment on the verdict and issued an injunction requiring the defendants to eliminate the transport of sediment from SRC’s property to the plaintiffs’ property beyond what had been occurring naturally before construction of the solar farm.
The IEA Entities and SRC filed post-trial motions seeking multiple avenues of relief from the verdict. Plaintiffs filed oppositions to both motions.
On October 23, 2023, the Court issued an order resolving the parties’ post-trial motions. The Court first ruled that the compensatory damages for restoration of the lake were unsupported by the evidence and that the compensatory damages for loss of use and enjoyment were excessive. It ordered a new trial on the amount of compensatory damages unless Mr. and Mrs. Harris agreed to a remittitur of their damages for loss of use and enjoyment to approximately $0.5 million each and H&L Farms agreed to a remittitur of its damages for restoration of the lake to approximately $0.3 million. The Court also ordered a new trial on the amount of punitive damages unless plaintiffs agreed to a remittitur of the punitive damages against SRC to approximately $1.1 million and a remittitur of the punitive damages against the IEA Entities to approximately $2.7 million in total.

On October 31, 2023, the plaintiffs filed a motion for reconsideration of the Court’s order, seeking, among other things, that the Court permit a higher amount of damages and defer any retrial to a later time, accompanied by a request that the Court certify its order for an immediate appeal and to seek the Georgia Supreme Court’s answers to various ostensible issues of Georgia law. The defendants also sought reconsideration of various aspects of the Court’s order.
On December 14, 2023, the Court denied all of the parties’ motions.
On January 2, 2024, the plaintiffs notified the Court that they did not agree to the remittiturs. On February 21, 2024, the Court scheduled a new trial on the amount of compensatory and punitive damages to begin on April 8, 2025. The Court also granted the plaintiffs permission to amend their complaint to include a claim for emotional distress. It also ruled that if the plaintiffs seek damages for harms suffered after the original trial, they will have to prove all elements of their causes of action to recover those damages.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2023 and 2022, there were $82.1 million and $166.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2023 or 2022.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2023 and 2022, outstanding performance and payment bonds approximated $5.6 billion and $4.9 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $1.6 billion and $1.7 billion as of December 31, 2023 and 2022, respectively. Included in these balances as of December 31, 2023 and 2022 are $368.3 million and $115.8 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of five civil construction projects, and one 49% undivided interest in pipeline project work. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2023, the Company was not aware of material future claims against it in connection with these arrangements. For the year ended December 31, 2023, the Company provided $0.5 million of project-related financing to its contractual joint ventures, which amount was outstanding as of December 31, 2023. For the year ended December 31, 2022, the Company provided no project-related financing to its contractual joint ventures.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $1.2 million and $1.1 million as of December 31, 2023 and 2022, respectively, which amounts are generally not available for use in the Company’s other operations.
As of December 31, 2023 and 2022, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $209.7 million and $176.7 million, respectively, of which $141.0 million and $109.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.1 million as of both December 31, 2023 and 2022.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $9.6 million and $95.6 million as of December 31, 2023 and 2022, respectively. Outstanding surety bonds related to self-insurance programs amounted to $192.7 million and $110.9 million as of December 31, 2023 and 2022, respectively.

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
The Company currently contributes, and in the past, has contributed, to plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of December 31, 2023, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In 2022, the Company paid $2.8 million to settle a withdrawal liability assumed in connection with the HMG acquisition, for which it recognized a gain of $0.5 million for the year ended December 31, 2022. Additionally, in connection with the IEA acquisition, the Company assumed a multiemployer pension plan withdrawal liability, under which IEA is currently obligated to make monthly payments of approximately $10,000. As of December 31, 2023 and 2022, the remaining obligation approximated $1.8 million and $1.9 million, respectively.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2023 and 2022, the Company had accrued project close-out liabilities of approximately $20 million and $40 million, respectively. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to market conditions, market uncertainty, including from economic downturns or other economic factors, including levels of inflation and rates of interest; supply chain disruptions; governmental and/or regulatory changes, including governmental permitting, or from climate-related matters, or other factors affecting the industries in which the Company operates; changes in customers’ capital spending plans; the Company’s ability to manage projects effectively and in accordance with management’s estimates and resolution of unapproved change orders; risks related to the Company’s acquisitions, including acquisition integration and financing; availability of qualified employees; risks related to rapid technological changes or customer consolidation; competition; the nature of the Company’s contracts, which do not obligate its customers to undertake any infrastructure projects and may be canceled on short notice; customer disputes related to the performance of services; exposure to litigation; seasonality, adverse weather conditions and fluctuations in operational factors; potential exposure to environmental liabilities; exposure from system or information technology interruptions; recoverability of goodwill; collectibility of receivables; the adequacy of the Company’s reserves; public health matters; exposure related to strategic investments or foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors, including from current economic uncertainty. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; public and private energy providers, including renewable and other energy providers; pipeline operators; civil, transportation and industrial infrastructure providers; and government entities The industries served by MasTec’s customers include the communications, energy and utilities industries, including the power industry, among others. The Company had approximately 1,635 customers for the year ended December 31, 2023. As of December 31, 2023, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2022, there were no customers that represented greater than 10% of the Company’s consolidated net accounts receivable position. For the years ended December 31, 2023, 2022 and 2021, the Company derived 38%, 39% and 54% of its revenue from its top ten customers, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the years ended December 31, 2023, 2022 and 2021, such payments to related party entities totaled approximately $42.5 million, $35.0 million and $81.2 million, respectively. Payables associated with such arrangements totaled approximately $2.7 million and $2.6 million as of December 31, 2023 and 2022, respectively. Revenue from such related party arrangements totaled approximately $14.0 million, $10.4 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, accounts receivable, net, less deferred revenue related to these arrangements totaled a liability of approximately $0.4 million, and as of December 31, 2022, totaled a receivable of approximately $3.2 million.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the years ended December 31, 2023, 2022 and 2021, MasTec paid CCI $7.3 million, $4.0 million and $23.2 million, respectively, for such equipment, supply and servicing expenses, and related amounts payable totaled approximately $4.6 million and $0.6 million as of December 31, 2023 and 2022, respectively. The Company has also rented equipment to CCI. For the year ended December 31, 2023, there was no revenue from equipment rentals to CCI, and for the year ended December 31, 2022, such revenue totaled approximately $0.3 million. As of December 31, 2023, there were no related receivables, and as of December 31, 2022, related amounts receivable were de minimis.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2023, 2022 and 2021, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $8.7 million, $0.2 million and $90.3 million, respectively. Related amounts payable totaled approximately $3.1 million as of December 31, 2023, and as of December 31, 2022, such payables were de minimis.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. For the year ended December 31, 2023, MasTec paid approximately $2.7 million related to this leasing arrangement, and for both the years ended December 31, 2022 and 2021, MasTec paid approximately $2.6 million under this arrangement. In December of 2023, MasTec entered into a new leasing agreement with this entity. Related amounts payable totaled approximately $0.2 million as of December 31, 2023.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as wireless infrastructure services. In the third quarter of 2023, construction services related to site preparation for a new soccer complex began. For the year ended December 31, 2023, revenue under these arrangements totaled approximately $10.7 million, and related amounts receivable totaled approximately $4.1 million as of December 31, 2023. Payments for other expenses related to the Franchise totaled $1.2 million, $0.5 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, for which there were no amounts outstanding as of either December 31, 2023 or 2022.
MasTec has a subcontracting arrangement to perform construction services for an entity in which, as of December 31, 2023, José R. Mas had a minority interest, and a member of management of a MasTec subsidiary owned the remaining interest. In the first quarter of 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million. For the years ended December 31, 2023 and 2022, revenue recognized by MasTec under this arrangement totaled approximately $163.2 million and $128.4 million, respectively, and as of December 31, 2023 and 2022, related amounts receivable totaled approximately $57.7 million and $42.0 million, respectively. MasTec did not provide services under this arrangement in 2021. MasTec also pays a management fee to this entity in connection with this subcontracting arrangement. Under a separate arrangement, this entity performs certain construction services for MasTec. For the years ended December 31, 2023 and 2022, MasTec incurred approximately $5.4 million and $1.5 million, respectively, for subcontracting and management fee expenses under these arrangements, and as of December 31, 2023 and 2022, related amounts payable totaled approximately $1.1 million and $0.3 million, respectively.
Jorge Mas and José R. Mas previously owned a majority interest of a customer to which MasTec leased employees and provided satellite communication services, which interests were sold in the fourth quarter of 2022. Charges to this customer under these arrangements totaled approximately $1.1 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, related amounts receivable were de minimis.
From time to time, the Company pays amounts on behalf of or to the former owners of acquired businesses, which, under the provisions of the related purchase agreements, the former owners are obligated to repay. The Company paid $0.6 million of such amounts during the year ended December 31, 2023, and for both the years ended December 31, 2022 and 2021 such payments totaled approximately $1.5 million. Amounts receivable for such payments, which are expected to be settled under customary terms associated with the related purchase agreements, totaled approximately $2.6 million and $2.0 million as of December 31, 2023 and 2022, respectively.
In addition, the Company has a subcontracting arrangement with an entity in which it has a 25% interest. The Company’s interest in this entity is accounted for as an equity method investment. For the year ended December 31, 2023, the Company made equity contributions of approximately $3.7 million to this entity, of which $0.3 million was paid in cash, and for the year ended December 31, 2022 equity contributions to this entity totaled approximately $0.9 million. As of December 31, 2023, the Company’s investment in this entity was approximately $1.2 million. As of December 31, 2022, the Company’s net investment in this entity was a liability of approximately $0.2 million, which net amount included approximately $2.3 million of accounts receivable, net, less deferred revenue related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements in each of the years ended December 31, 2023, 2022 and 2021 totaled approximately $0.8 million. As of both December 31, 2023 and 2022, related amounts receivable totaled $0.4 million.
The Company previously acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas was a minority owner at the time of acquisition. In the second quarter of 2023, the Company paid $16.1 million of contingent consideration in connection with the finalization of the earn-out arrangement related to this acquisition, as calculated under the terms of the purchase agreement. Approximately 25% of this earn-out payment was paid to Juan Carlos Mas, consistent with the terms of the purchase agreement.
One of the Company’s subsidiaries has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest, for which the related project was completed in 2022. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $9.7 million as of both December 31, 2023 and 2022, or approximately $7.3 million and $7.1 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment, including the ownership interests in two entities that the Company acquired in the second quarter of 2023, of which it sold certain minority interests of these entities to members of management of a MasTec subsidiary for $7.1 million of notes receivable in the fourth quarter of 2023. These notes, of which approximately $6.9 million was outstanding as of December 31, 2023, bear interest at a rate of 5.0% per annum, and are recorded within other current or long-term assets, as appropriate, in the consolidated financial statements. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. In the first quarter of 2023, the Company acquired the remaining 15% equity interests in one of its subsidiaries from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million. In 2021, the Company acquired an additional 15% of the non-controlling interests in one of these entities from two members of subsidiary management for $6.8 million in cash.
Split Dollar Agreements
MasTec has an amended and restated split dollar life insurance agreement with (i) Jorge Mas, and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust (the “Jorge Mas trust”); and (ii) José R. Mas, and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust (the “José R. Mas trust”). The Company is the sole owner of each of the policies and is designated as the named fiduciary under each split dollar agreement, and the policies subject to the split dollar agreement may not be surrendered without the express written consent of the applicable trust. The total maximum face amount of the insurance policies subject to the split dollar agreements is capped at $200 million in the case of Jorge Mas and $75 million in the case of José R. Mas. Upon the death of the applicable executive or the survivor of the applicable executive and his wife, the Company is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy, excluding surrender charges or other similar charges or reductions, immediately before the triggering death. In addition, each executive is entitled to purchase the applicable policy under certain events, including a change in control of the Company.
The Company paid approximately $0.7 million for the year ended December 31, 2023 in connection with the split dollar agreements for Jorge Mas, and for both the years ended December 31, 2022 and 2021, the Company paid approximately $1.1 million in connection with such agreements. In each of the years ended December 31, 2023, 2022 and 2021, the Company paid approximately $0.7 million in connection with the split dollar agreements for José R. Mas. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $27.2 million and $25.8 million as of December 31, 2023 and 2022, respectively.

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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2023.
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of two of the four entities acquired in 2023. All of these acquisitions are included in the 2023 consolidated financial statements in this Form 10-K. These two acquisitions’ total assets constituted approximately 2% of the Company’s total assets as of December 31, 2023 and represented approximately 1% of the Company’s revenue for the year then ended.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
BDO USA, P.C., the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2023 and has expressed an unqualified opinion thereon as stated in their report that is included in this Item 9A below. Deloitte & Touche LLP, the independent registered public accounting firm that audits the financial statements of IEA Energy Services, LLC and subsidiaries (“IEA LLC”), has audited IEA LLC’s internal control over financial reporting as of December 31, 2023 and has expressed an unqualified opinion thereon as stated in their report that is included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Remediation of Previously Reported Material Weaknesses. As previously disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2022. These material weaknesses related to:
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
Order to Cash Cycle
The material weakness associated with the order-to-cash cycle predominantly at the 2021 Acquired Entities has been remediated by: (i) completing the redesign of existing controls, where applicable, and implementing additional controls to further strengthen the control environment, (ii) formalizing the assessment of the relevancy of information and data used in key controls, including the design or augmentation of controls to incorporate the review of the accuracy and completeness of such items and (iii) remediating those material weaknesses associated with ITGCs for certain 2021 Acquired Entities (see below).
Purchase Price Allocation
The material weakness associated with the initial purchase price allocation of the 2022 IEA acquisition has been remediated by: (i) completing the redesign of existing controls, where applicable, and implementing additional controls to further strengthen the control environment and (ii) formalizing the assessment of the relevancy of information and data used in key controls, including the design or augmentation of controls to incorporate the review of the accuracy and completeness of such items.
Variance Analysis Management Review Control
The material weakness associated with the variance analysis management review control within the period end reporting cycle has been remediated by redesigning the level of precision required to perform investigation.
ITGCs for Certain 2021 Acquired Entities
The material weakness associated with ITGCs for certain 2021 Acquired Entities has been remediated by (i) expanding functions of IT compliance from the existing, effective ITGC environment at the enterprise level to the 2021 Acquired Entities, (ii) implementing a newly developed training program to address ITGCs and IT policies with appropriate IT personnel, (iii) implementing procedures to ensure enforcement of proper segregation of duties and (iv) enhancing management’s monitoring over the design and operating effectiveness of controls related to logical access and change management for relevant applications and systems.
Procure to Pay, Asset Management, Hire to Pay, and Period-End Reporting cycles for Certain 2021 Acquired Entities
The material weakness associated with the procure to pay, asset management, hire to pay, and period-end reporting cycles for certain 2021 Acquired Entities has been remediated by (i) completing the redesign of existing controls, where applicable, and implementing additional controls to further strengthen the control environment, (ii) formalizing the assessment of the relevancy of information and data used in key controls, including the design or augmentation of controls to incorporate the review of the accuracy and completeness of such items and (iii) remediating those material weaknesses associated with ITGCs for certain 2021 Acquired Entities (see above).
Management evaluated the design and operating effectiveness of the process level controls associated with the remedial actions above. As a result of the remedial actions taken by management throughout the year, management determined that all material weaknesses were remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting. Except as described above under “Management’s Report on Internal Control Over Financial Reporting,” there have been no other changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on Internal Control over Financial Reporting
We have audited MasTec, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We did not examine the effectiveness of internal control over financial reporting of IEA Energy Services, LLC and subsidiaries (“IEA LLC”), a wholly-owned subsidiary of the Company, whose financial statements reflect total assets and revenue constituting 7.3% and 14.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. IEA LLC’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of IEA LLC’s internal control over financial reporting, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two entities acquired in 2023, which are included in the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. These two entities constituted approximately 2% of total assets as of December 31, 2023, and approximately 1% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.
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

/s/ BDO USA, P.C.
Miami, Florida
February 29, 2024

ITEM 9B.    OTHER INFORMATION
During the three month period ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information about directors, executive officers and corporate governance required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2023, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	2,247,317	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		2,247,317
(1)Under the 2013 Incentive Plan, 1,114,924 shares were available for issuance as of December 31, 2023. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 231,684 shares and 900,709 shares, respectively, were available for issuance as of December 31, 2023.
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:
(a)    1.    Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 51 through 97.
2.    Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.
Exhibit Index

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc., filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

4.2	Form of 4.50% Senior Note due 2028, incorporated by reference to Exhibit A of Exhibit 4.2 and filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2020.
4.3
Indenture, dated August 4, 2020, by and among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2020 and incorporated by reference herein.

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

10.8+
Amendment to the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 and incorporated by reference herein.

10.9
Credit Agreement, dated as of November 1, 2021, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022 and incorporated by reference herein.

10.10
Amendment No. 1 to Credit Agreement, dated as of September 1, 2022, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2022 and incorporated by reference herein.

10.11
Term Loan Agreement, dated as of September 1, 2022, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 1, 2022 and incorporated by reference herein.

10.12+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and José R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.13+
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

10.15+	MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.
10.16+
Amendment to the MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022 and incorporated by reference herein.

10.17+
Amendment to the MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 and incorporated by reference herein.

10.18+
MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Annex A to our Definitive Additional Proxy Materials filed with the SEC on May 13, 2021 and incorporated by reference herein.

10.19+
Amendment to the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.17 to our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and incorporated by reference herein.

10.20+
Form of Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and incorporated by reference herein.

10.21+
Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and incorporated by reference herein.

10.22+
Form of Employee Restricted Stock Units Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and incorporated by reference herein.

10.23+
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

10.25+
Employment Agreement, dated March 30, 2023, by and between MasTec, Inc. and Paul DiMarco, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 and incorporated by reference herein.

10.26+
Amended and Restated Employment Agreement, dated March 31, 2023, by and between MasTec, Inc. and George Pita, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 and incorporated by reference herein.

10.27+	MasTec, Inc. Deferred Fee Plan for Directors (as amended and restated), filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.
21.1*	Subsidiaries of MasTec, Inc.
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
97.1*	Policy Regarding the Mandatory Recovery of Compensation.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
(1)    SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions		(Deductions)		Balance at End of Period
Year ended December 31, 2023
Allowance for credit losses	$8.4	$12.7	(a)	$—		$(6.0)	(b)	$15.1
Allowance for unbilled receivables and project close-out liabilities	117.0	34.0	(a)	—		(68.0)	(b)	83.0
Valuation allowance for deferred tax assets	87.6	2.8	(c)	—		(30.0)	(d)	60.4
Total	$213.0	$49.5		$—		$(104.0)		$158.5
Year ended December 31, 2022
Allowance for credit losses	$7.8	$2.6	(a)	$—		$(2.0)	(b)	$8.4
Allowance for unbilled receivables and project close-out liabilities	96.8	9.4	(a)	40.3	(e)	(29.5)	(b)	117.0
Valuation allowance for deferred tax assets	54.2	11.6	(c)	29.6	(e)	(7.8)	(d)	87.6
Total	$158.8	$23.6		$69.9		$(39.3)		$213.0
Year ended December 31, 2021
Allowance for credit losses	$20.5	$2.8	(a)	$—		$(15.5)	(b)	$7.8
Allowance for unbilled receivables and project close-out liabilities	50.4	67.0	(a)	—		(20.6)	(b)	96.8
Valuation allowance for deferred tax assets	45.8	9.4	(c)	—		(1.0)	(d)	54.2
Total	$116.7	$79.2		$—		$(37.1)		$158.8

(a)    Provisions for receivables and project close-out liabilities.
(b)    Write-offs of and reversals for receivables and project close-out liabilities.
(c)    Additions related to federal, foreign and state attributes.
(d)    Deductions related to federal, foreign and state attributes.
(e)    Assumption of acquisition-related balances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 1, 2024.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL DIMARCO
Paul DiMarco
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2024.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSÉ R. MAS	Chief Executive Officer and Director
José R. Mas	(Principal Executive Officer)

/s/ PAUL DIMARCO	Executive Vice President and Chief Financial Officer
Paul DiMarco	(Principal Financial Officer)

/s/ T. MICHAEL LOVE	Chief Accounting Officer
T. Michael Love	(Principal Accounting Officer)

/s/ C. ROBERT CAMPBELL	Director
C. Robert Campbell

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ JAVIER PALOMAREZ	Director
Javier Palomarez

/s/ AVA L. PARKER	Director
Ava L. Parker