Form 10-Q
period 2024-03-31
MASTEC INC
filed 2024-05-02
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of April 29, 2024, MasTec, Inc. had 79,458,432 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2024

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$2,686,849	$2,584,659
Costs of revenue, excluding depreciation and amortization	2,379,672	2,359,494
Depreciation	107,435	107,247
Amortization of intangible assets	33,691	41,944
General and administrative expenses	165,536	163,914
Interest expense, net	52,059	52,693
Equity in earnings of unconsolidated affiliates, net	(9,219)	(9,152)
Other expense (income), net	3,213	(6,201)
Loss before income taxes	$(45,538)	$(125,280)
Benefit from income taxes	11,079	44,734
Net loss	$(34,459)	$(80,546)
Net income (loss) attributable to non-controlling interests	6,721	(6)
Net loss attributable to MasTec, Inc.	$(41,180)	$(80,540)

Loss per share (Note 2):
Basic and diluted loss per share	$(0.53)	$(1.05)
Basic and diluted weighted average common shares outstanding	77,942	76,984

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(34,459)	$(80,546)
Other comprehensive income (loss):
Foreign currency translation (losses) gains, net of tax	(380)	672
Unrealized gains (losses) on investment activity, net of tax	2,723	(4,177)
Comprehensive loss	$(32,116)	$(84,051)
Comprehensive income (loss) attributable to non-controlling interests	6,721	(6)
Comprehensive loss attributable to MasTec, Inc.	$(38,837)	$(84,045)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$249,326	$529,561
Accounts receivable, net of allowance	1,310,483	1,370,074
Contract assets	1,585,023	1,756,381
Inventories, net	112,323	108,146
Prepaid expenses	102,050	105,880
Other current assets	86,265	104,211
Total current assets	$3,445,470	$3,974,253
Property and equipment, net	1,572,766	1,651,462
Operating lease right-of-use assets	424,575	418,685
Goodwill, net	2,126,041	2,126,366
Other intangible assets, net	751,008	784,260
Other long-term assets	425,493	418,485
Total assets	$8,745,353	$9,373,511
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$180,638	$177,246
Current portion of operating lease liabilities	144,317	137,765
Accounts payable	965,308	1,242,602
Accrued salaries and wages	215,678	198,943
Other accrued expenses	398,432	415,075
Contract liabilities	548,641	480,967
Other current liabilities	180,357	184,621
Total current liabilities	$2,633,371	$2,837,219
Long-term debt, including finance leases	2,537,091	2,888,058
Long-term operating lease liabilities	291,707	292,873
Deferred income taxes	347,424	390,399
Other long-term liabilities	245,736	243,701
Total liabilities	$6,055,329	$6,652,250
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,272,155 and 99,093,134 (including 1,559,852 and 1,504,996 of unvested stock awards) as of March 31, 2024 and December 31, 2023, respectively	9,927	9,909
Capital surplus	1,270,291	1,263,360
Retained earnings	2,104,613	2,145,793
Accumulated other comprehensive loss	(50,654)	(52,997)
Treasury stock, at cost: 19,813,055 shares as of both March 31, 2024 and December 31, 2023.	(659,913)	(659,913)
Total MasTec, Inc. shareholders’ equity	$2,674,264	$2,706,152
Non-controlling interests	$15,760	$15,109
Total equity	$2,690,024	$2,721,261
Total liabilities and equity	$8,745,353	$9,373,511

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2024
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net (loss) income						(41,180)		(41,180)	6,721	(34,459)
Other comprehensive income							2,343	2,343		2,343
Non-cash stock-based compensation					9,673			9,673		9,673
Issuance of restricted shares, net	210,646	21			(21)			—		—
Shares withheld for taxes, net of other stock issuances	(31,625)	(3)			(2,721)			(2,724)		(2,724)
Distributions to non-controlling interests								—	(6,835)	(6,835)
Acquisition-related assumption of non-controlling interest								—	765	765
Balance as of March 31, 2024	99,272,155	$9,927	(19,813,055)	$(659,913)	$1,270,291	$2,104,613	$(50,654)	$2,674,264	$15,760	$2,690,024

For the Three Months Ended March 31, 2023
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net loss						(80,540)		(80,540)	(6)	(80,546)
Other comprehensive loss							(3,505)	(3,505)		(3,505)
Non-cash stock-based compensation					8,515			8,515		8,515
Issuance of restricted shares, net	174,833	17			(17)			—		—
Shares withheld for taxes, net of other stock issuances	(117,176)	(12)			(8,213)			(8,225)		(8,225)
Issuance of shares in connection with acquisition	2,235	0			206			206		206
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Balance as of March 31, 2023	98,674,997	$9,867	(19,813,055)	$(659,913)	$1,235,608	$2,115,202	$(54,460)	$2,646,304	$1,328	$2,647,632

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,459)	$(80,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	107,435	107,247
Amortization of intangible assets	33,691	41,944
Non-cash stock-based compensation expense	9,673	8,515
Benefit from deferred income taxes	(44,137)	(30,863)
Provision for credit losses	5,188	496
Equity in earnings of unconsolidated affiliates, net	(9,219)	(9,152)
Losses (gains) on sales and impairments of assets, net	863	(7,818)
Non-cash interest expense, net	1,260	1,367
Other non-cash items, net	4,958	1,089
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	75,584	50,082
Contract assets	171,133	(22,011)
Inventories	5,912	(5,673)
Other assets, current and long-term portion	33,419	36,587
Accounts payable and accrued expenses	(315,792)	(212,714)
Contract liabilities	67,703	29,495
Other liabilities, current and long-term portion	(5,462)	5,584
Net cash provided by (used in) operating activities	$107,750	$(86,371)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(61)	(46,506)
Capital expenditures	(25,409)	(63,346)
Proceeds from sales of property and equipment	10,850	19,946
Payments for other investments	(63)	(205)
Proceeds from other investments	—	425
Other investing activities, net	1,652	200
Net cash used in investing activities	$(13,031)	$(89,486)
Cash flows from financing activities:
Proceeds from credit facilities	863,000	918,000
Repayments of credit facilities and term loans	(1,186,938)	(911,188)
Payments of finance lease obligations	(36,693)	(37,047)
Payments to non-controlling interests, including acquisition of interests and distributions	(6,835)	(11,660)
Payments for stock-based awards	(2,724)	(13,107)
Other financing activities, net	(4,632)	1,560
Net cash used in financing activities	$(374,822)	$(53,442)
Effect of currency translation on cash	(132)	267
Net decrease in cash and cash equivalents	$(280,235)	$(229,032)
Cash and cash equivalents - beginning of period	$529,561	$370,592
Cash and cash equivalents - end of period	$249,326	$141,560

Supplemental cash flow information:
Interest paid	$61,820	$59,444
Income tax refunds, net of payments	$(3,792)	$(939)
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$20,602	$24,786

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec,” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas; and (5) Other.
Basis of Presentation
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 contained in the Company’s 2023 Annual Report on Form 10-K (the “2023 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented have been included. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.
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
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience, operational trends and various other assumptions that management believes to be reasonable under the circumstances, including the potential effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential market volatility; other market, industry and regulatory factors, including uncertainty related to the implementation and pace of governmental programs and initiatives and project permitting issues and other regulatory matters or uncertainty; supply chain disruptions; the potential effects of climate-related matters; global events, such as military conflicts; trade tensions; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 40% and 47% of consolidated revenue for the three month periods ended March 31, 2024 and 2023, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% and 3% of consolidated revenue for the three month periods ended March 31, 2024 and 2023, respectively.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined based on management’s estimates. For the three month period ended March 31, 2024 project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2023. For the three month period ended March 31, 2023, excluding the effects on the Company’s results of operations of margin decreases for three projects within the Company’s Clean Energy and Infrastructure segment totaling approximately $8.5 million, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods negatively affected revenue by less than 0.1% for the three month period ended March 31, 2024, and by approximately 0.4% for the three month period ended March 31, 2023.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of March 31, 2024, the amount of the Company’s remaining performance obligations was $8.0 billion. Based on current expectations, the Company anticipates it will recognize approximately $5.2 billion, or 65%, of its remaining performance obligations as revenue during 2024, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of March 31, 2024 and December 31, 2023, the Company’s contract transaction prices included approximately $209 million and $194 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both March 31, 2024 and December 31, 2023, these change orders and/

or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recent Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2023 Form 10-K.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance segment reporting disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Under ASU 2023-07, the disclosures that are currently required on an annual basis under Topic 280, Segment Reporting, pertaining to reportable segment profit or loss and assets will also be required for interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its segment disclosures.
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
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) to clarify existing guidance and reduce diversity in practice in the accounting for joint ventures. ASU 2023-05 addresses the accounting for contributions made to a joint venture upon formation in a joint venture’s separate financial statements. The provisions of this ASU require that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The amendments in this ASU are not applicable to the formation of proportionately consolidated joint ventures. ASU 2023-05 is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The Company is currently evaluating the effects of this ASU.
In March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related disclosures in registration statements and annual reports. The new rules are scheduled to begin to phase in for fiscal years beginning on or after January 1, 2025, on a prospective basis. On April 4, 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges to the rules. The Company is currently monitoring developments related to the rules and evaluating their potential effect on its consolidated financial statements.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net loss attributable to MasTec:
Net loss - basic and diluted (a)	$(41,180)	$(80,540)
Weighted average shares outstanding:
Weighted average shares outstanding - basic(b)	77,942	76,984
Dilutive common stock equivalents (c)	—	—
Weighted average shares outstanding - diluted	77,942	76,984
(a)Calculated as total net income less amounts attributable to non-controlling interests.
(b)For the three month periods ended March 31, 2024 and 2023, basic shares include approximately 88,000 and 99,000 weighted average shares, respectively, related to additional contingent payments. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.
(c)For the three month periods ended March 31, 2024 and 2023, anti-dilutive common stock equivalents totaled approximately 727,000 and 1,330,000, respectively.

Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the three month period ended March 31, 2024 (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Oil and Gas	Total Goodwill
Goodwill, gross, as of December 31, 2023	$646.9	$742.0	$270.8	$586.0	$2,245.7
Accumulated impairment loss (a)	—	—	—	(119.3)	(119.3)
Goodwill, net, as of December 31, 2023	$646.9	$742.0	$270.8	$466.7	$2,126.4
Currency translation adjustments	—	—	—	(0.4)	(0.4)
Goodwill, net as of March 31, 2024	$646.9	$742.0	$270.8	$466.3	$2,126.0
(a)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2023	$1,096.6	$229.0	$87.6	$1,413.2
Accumulated amortization	(529.3)	(49.8)	(49.8)	(628.9)
Other intangible assets, net, as of December 31, 2023	$567.3	$179.2	$37.8	$784.3
Additions from new business combinations	0.8	—	—	0.8
Currency translation adjustments	—	—	(0.4)	(0.4)
Amortization expense	(27.3)	(4.6)	(1.8)	(33.7)
Other intangible assets, net, as of March 31, 2024	$540.8	$174.6	$35.6	$751.0
(a)Includes approximately $34.5 million of non-amortizing trade names as of both March 31, 2024 and December 31, 2023.
(b)Consists principally of pre-qualifications and non-compete agreements.
Quarterly Review for Indicators of Impairment. During the first quarter of 2024, management assessed the reporting unit structure of the Power Delivery operating segment. As a result of this assessment, the reporting units within the Power Delivery operating segment were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of the segment, including from the effects of the Company’s recent transformative acquisition efforts. Under the new reporting unit structure, each of the components within the Power Delivery operating segment is a reporting unit, whereas under its previous reporting unit structure, three of the operating segments’ components were combined into one reporting unit. In connection with this assessment, management performed a quantitative assessment of the goodwill associated with each of the five reporting units of the Power Delivery operating segment under its new reporting unit structure. See below for details of these assessments.
The Company performed a quarterly review of the goodwill associated with its reporting units for indicators of impairment during the first quarter of 2024, which considered the Company’s results for the related period, together with management’s expectations of future results, including consideration of macroeconomic conditions, such as: levels of inflation, market interest rates and/or supply chain disruptions; the potential effects of shifts in timing for projects; industry and/or market conditions, including the potential effects of regulatory and/or other uncertainty, including from the expected implementation and pace of spending under governmental infrastructure programs and initiatives; project permitting uncertainty; financial, competitive and other conditions, including declines in operating performance; other entity-specific events; the potential effects of longer-term changes in consumer behavior due to regulatory, climate-related or other factors; and other relevant factors or events that could affect earnings and cash flows. In conjunction with this quarterly review, quantitative assessments of the related goodwill were considered necessary only for the five reporting units within the Power Delivery segment mentioned above.
For the tested reporting units, management estimated their fair values using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the respective industries and business models of the applicable reporting units. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
Based on the results of the quantitative assessments for the Power Delivery operating segment, management determined that the estimated fair values of all but one of the tested reporting units substantially exceeded their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values. The reporting unit that did not substantially exceed its carrying value had approximately $47.1 million of goodwill and an estimated fair value that exceeded its carrying value by approximately

16%. Significant assumptions used in testing this reporting unit included terminal values based on a terminal growth rate of 3%, 5 years of discounted cash flows prior to the terminal value, including revenue growth and EBITDA margin assumptions, and a weighted average discount rate of 12%.
In addition, quantitative testing was performed in the first quarter of 2024 for four of the reporting units within the Power Delivery operating segment under the segment’s previous reporting unit structure. Qualitative testing was performed for the remaining reporting unit. Based on the results of these assessments, the estimated fair values of all of the tested reporting units were determined to exceed their carrying values.
Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, market interest rates or other market disruptions, including from geopolitical or other events, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence and customer base, broaden its geographic reach and expand its service offerings. Acquisitions are funded with cash on hand, borrowings under the Company’s senior unsecured credit facility and other debt financing and, for certain recent acquisitions, with shares of the Company’s common stock, and are generally subject to customary purchase price adjustments. In 2021, the Company initiated a significant transformation of its end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity resulted in significant acquisition and integration costs in prior periods. These acquisition and integration activities were completed in the fourth quarter of 2023.
2023 Acquisitions. During 2023, MasTec completed four acquisitions, including the acquisition of certain of the assets of a telecommunications company specializing in wireless services, which acquisition was included within the Company’s Communications segment, and was effective in January; and, effective in July, the acquisition of the equity interests of a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area, which acquisition was included within the Company’s Communications segment. Determination of the estimated fair values of the net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC Topic 805, Business Combinations (“ASC 805”), was substantially complete as of March 31, 2024, with exception for certain seller tax reimbursements. Additionally, effective in May 2023, MasTec acquired 68% and 42% of the equity interests of two equipment companies, respectively, both of which were accounted for as asset acquisitions under ASC 805 and were included within the Company’s Oil and Gas segment. In the fourth quarter of 2023, MasTec sold certain of the equity interests of these equipment companies to members of subsidiary management, following which its remaining equity interests in these entities totaled 40% and 20%, respectively. See Note 15 - Related Party Transactions. Based on an evaluation of the respective entities’ operating agreements, the Company determined that these entities are not VIEs; however, given that the Company has voting control with respect to the entities, the Company has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests.
The aggregate purchase price of the Company’s 2023 acquisitions was composed of approximately $69 million in cash, net of cash acquired, and an earn-out liability valued at approximately $1 million. As of March 31, 2024, the remaining potential undiscounted earn-out liabilities for the 2023 acquisitions was estimated to be up to $2 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimate and other details related to the Company’s earn-out arrangements. Goodwill related to these acquisitions represents the estimated value of the respective acquiree’s geographic presence in key markets; assembled workforce; synergies expected to be achieved from the combined operations of the acquired company and MasTec; and the acquired company’s industry-specific project management expertise. Approximately $43 million of the goodwill balance related to the 2023 acquisitions is expected to be tax deductible as of March 31, 2024.
HMG Additional Payments. The acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), which acquisition was effective in December 2021, provided for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected as unrealized gains or losses within other income or expense, as appropriate.
As of March 31, 2024 and December 31, 2023, the estimated fair value of remaining Additional Payments totaled approximately $35 million and $34 million, respectively, which amounts are included within other current liabilities in the consolidated balance sheet. For both the three month periods ended March 31, 2024 and 2023, the estimated fair value of remaining Additional Payments included the effect of unrealized fair value losses related to the contingent shares of approximately $1.6 million. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability totaled approximately 160,000 shares as of both March 31, 2024 and December 31, 2023. Of the total remaining Additional Payments as of March 31, 2024, the amount due to the sellers, based on amounts collected as of March 31, 2024, totaled approximately $19.4 million, of which the amount due in shares totaled approximately $8.2 million, or 87,900 shares. For additional information pertaining to the effect of the above referenced shares on the Company’s earnings per share calculations, see Note 2 - Earnings Per Share in this Form 10-Q.
Acquisition and integration costs. As discussed above, the Company initiated a significant transformation of its end-market business operations in 2021, which transformation involved significant business combination activity and resulted in significant acquisition and integration costs. These acquisition and integration activities were completed in the fourth quarter of 2023. Such costs are included within general and administrative expenses, costs of revenue, excluding depreciation and amortization, and other expense, as appropriate. These acquisition and integration costs include: i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including operating cost redundancies, facility consolidation expenses, lease termination expenses, losses on disposal of identified assets, system migration expenses, training and other integration costs; and ii) legal, professional and other fees associated with the consummation of the above-referenced acquisition activity. For the three month period ended March 31, 2023, such acquisition and integration costs totaled approximately $17.1 million, of which $14.6 million was included within general and administrative expenses, and of which $2.5 million was included within costs of revenue, excluding depreciation and amortization. As of March 31, 2024 amounts included within current liabilities related to such costs were de minimis, and as of December 31, 2023, such amounts totaled $0.3 million.
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
Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability, also referred to as the “exit price,” in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are: (i) Level 1 - quoted market prices in active markets for identical assets or liabilities; (ii) Level 2 - observable market-based inputs or other observable inputs, including quoted market prices for identical or similar assets or liabilities in markets that are not active; and (iii) Level 3 - significant unobservable inputs that cannot be corroborated by observable market data, which are generally determined using valuation models incorporating management estimates of market participant assumptions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which we refer to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s Earn-out liabilities totaled $71.3 million and $77.4 million, respectively. Earn-out liabilities included within other current liabilities totaled approximately $24.4 million and $29.8 million as of March 31, 2024 and December 31, 2023, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 14.0% as of March 31, 2024, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of March 31, 2024, the range of potential undiscounted Earn-out liabilities was estimated to be between $23 million and $86 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For both the three month periods ended March 31, 2024 and 2023, there were no additions from new business combinations or measurement period adjustments. For the three month period ended March 31, 2024, fair value adjustments totaled a decrease, net, of approximately $6.1 million primarily related to acquisitions within the Company’s Communications segment. For the three month period ended March 31, 2023, fair value adjustments totaled a decrease, net, of approximately $0.3 million, including decreases related to acquisitions within the Company’s Communications and Clean Energy and Infrastructure segments, which were largely offset by an increase related to acquisitions within the Company’s Oil and Gas segment. There were no Earn-out payments for the three month period ended March 31, 2024, and for the three month period ended March 31, 2023, Earn-out payments totaled approximately $1.7 million and related to a mandatorily redeemable non-controlling interest arrangement that was completed in 2023.
Investment and Strategic Arrangements
From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at their fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” The Company evaluates its investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate.
Equity Investments
The Company’s equity investments as of March 31, 2024 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of March 31, 2024 and December 31, 2023, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $327 million and $319 million, respectively. As of both March 31, 2024 and December 31, 2023, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $18 million. There were no impairments related to these investments in either of the three month periods ended March 31, 2024 or 2023.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.7 million and $8.0 million for the three month periods ended March 31, 2024 and 2023, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled approximately $4.2 million and $4.3 million for the three month periods ended March 31, 2024 and 2023, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $129.1 million as of March 31, 2024. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $280 million and $274 million as of March 31, 2024 and December 31, 2023, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three month period ended March 31, 2024, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $3.6 million, or $2.7 million, net of tax, and for the three month period ended March 31, 2023, such activity totaled losses of approximately $5.6 million, or $4.2 million, net of tax.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of March 31, 2024 and December 31, 2023, the Company had an aggregate investment of approximately $22 million and $21 million, respectively, in these entities, including $18 million for FM Tech as of both periods.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled approximately $1.0 million and $0.4 million for the three month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, related amounts payable to these entities totaled approximately $0.3 million and $0.1 million, respectively. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. For the three month period ended March 31, 2024, there were no employee lease expenses related to this arrangement, and advances to these entities totaled approximately $0.1 million. For the three month period ended March 31, 2023, employee lease expenses and advances to these entities were de minimis. As of March 31, 2024 and December 31, 2023, receivables related to these arrangements totaled approximately $4.2 million and $4.0 million, respectively.
The Company has 49% equity interests in certain entities included within its Communications and Power Delivery segments that are accounted for as equity method investments, for which its aggregate investment as of both March 31, 2024 and December 31, 2023 totaled approximately $3 million. The above described entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $0.1 million and $0.3 million for the three month periods ended March 31, 2024 and 2023, respectively. As of both March 31, 2024 and December 31, 2023, related amounts payable were de minimis. In addition, the Company provides line of credit arrangements to these entities, which, as of both March 31, 2024 and December 31, 2023, provide for up to $3.0 million of borrowing availability, for which there were no borrowings as of March 31, 2024 or December 31, 2023.
The Company has a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer. MasTec does not have a majority voting or controlling financial interest in Confluence, but does have the ability to exert significant influence, and therefore, accounts for its interest as an equity method investment. As of March 31, 2024, approximately $2.1 million of MasTec’s $2.5 million initial commitment had been funded, of which $0.1 million and $0.2 million was funded during the three month periods ended March 31, 2024 and 2023, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of March 31, 2024, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as a non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in the first quarter of 2024. As of March 31, 2024 and December 31, 2023, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $16.1 million and $1.7 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and cash. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $14.4 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, which amounts consisted primarily of accounts payable and accrued salaries and wages. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $24 million and $23 million as of March 31, 2024 and December 31, 2023, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $36 million and $35 million as of March 31, 2024 and December 31, 2023, respectively.
Senior Notes
As of both March 31, 2024 and December 31, 2023, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $570.6 million and $565.2 million for the respective periods. As of March 31, 2024 and December 31, 2023, the gross carrying amount of the Company’s 6.625% senior notes due August 15,

2029 (the “6.625% Senior Notes,” and together with the 4.50% Senior Notes, the “Senior Notes”) totaled $284.9 million and $284.2 million, respectively, and their estimated fair value totaled approximately $280.2 million and $273.9 million for the respective periods. As of March 31, 2024, the estimated fair values of the Company’s Senior Notes were determined based on an exit price approach using Level 2 inputs. In the first quarter of 2024, management reevaluated its fair value hierarchy determination for its Senior Notes. As a result of this evaluation, management updated its hierarchy Level determination for its Senior Notes from Level 1 inputs to Level 2 inputs to better align with the valuation hierarchy within the fair value guidance, which update had no effect on the reported fair values of the related Senior Notes.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	March 31, 2024	December 31, 2023
Contract billings	$1,330.7	$1,385.2
Less allowance	(20.2)	(15.1)
Accounts receivable, net of allowance	$1,310.5	$1,370.1

Retainage	342.0	356.4
Unbilled receivables	1,243.0	1,400.0
Contract assets	$1,585.0	$1,756.4
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables, which are included in contract assets, include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement, which is generally from 5% to 10% of contract billings. For the three month periods ended March 31, 2024 and 2023, provisions for credit losses totaled approximately $5.2 million, including certain project-specific reserves, and $0.5 million, respectively. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $548.6 million and $481.0 million as of March 31, 2024 and December 31, 2023, respectively, of which deferred revenue comprised approximately $543.1 million and $475.2 million, respectively. For the three month periods ended March 31, 2024 and 2023, the Company recognized revenue of approximately $292.1 million and $287.6 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods, including amounts from recently acquired businesses.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. Beginning in the third quarter of 2023, the Company entered into certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the three month period ended March 31, 2024, the Company sold approximately $98 million of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of March 31, 2024 and December 31, 2023, outstanding sold receivables related thereto totaled approximately $97 million and $64 million, respectively, which amounts are excluded from Accounts Receivable, net of Allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $5.1 million and $3.8 million for the three month periods ended March 31, 2024 and 2023, respectively.

Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	March 31, 2024	December 31, 2023
Land	$68.5	$68.5
Buildings and leasehold improvements	101.3	90.7
Machinery, equipment and vehicles	2,993.3	3,013.9
Office equipment, furniture and internal-use software	342.8	330.2
Construction in progress	34.4	56.0
Total property and equipment	$3,540.3	$3,559.3
Less accumulated depreciation and amortization	(1,967.5)	(1,907.8)
Property and equipment, net	$1,572.8	$1,651.5
As of March 31, 2024 and December 31, 2023, the gross amount of capitalized internal-use software totaled $223.3 million and $212.7 million, respectively, and, net of accumulated amortization, totaled $55.7 million and $49.8 million, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2024	December 31, 2023
Senior credit facility:	November 1, 2026
Revolving loans		$455.0	$773.0
Term loan		339.1	341.3
4.50% Senior Notes	August 15, 2028	600.0	600.0
6.625% Senior Notes	August 15, 2029	284.9	284.2
2022 Term Loan Facility	October 7, 2025 and October 7, 2027	696.3	700.0
Finance lease and other obligations		354.9	380.3
Total debt obligations		$2,730.2	$3,078.8
Less unamortized deferred financing costs		(12.5)	(13.5)
Total debt, net of deferred financing costs		$2,717.7	$3,065.3
Current portion of long-term debt		180.6	177.2
Long-term debt		$2,537.1	$2,888.1
Senior Credit Facility
The Company maintains a $2.25 billion senior unsecured credit facility (the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350.0 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of March 31, 2024 and December 31, 2023, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
Revolving loans accrued interest at weighted average rates of approximately 6.80% and 7.71% per annum as of March 31, 2024 and December 31, 2023, respectively. The Term Loan accrued interest at rates of 6.80% and 7.08% as of March 31, 2024 and December 31, 2023, respectively. Letters of credit of approximately $63.7 million and $64.9 million were issued as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, letter of credit fees accrued at 0.5625% and 0.6875% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.375% and 1.625% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2024 and December 31, 2023, availability for revolving loans totaled $1,381.3 million and $1,062.1 million, respectively, or up to $586.3 million and $585.1 million, respectively, for new letters of credit. There were no outstanding revolving borrowings denominated in foreign currencies as of either March 31, 2024 or December 31, 2023. Revolving loan borrowing capacity included $300.0 million of availability in either Canadian dollars or Mexican pesos as of both March 31, 2024 and December 31, 2023. The unused facility fee as of March 31, 2024 and December 31, 2023 accrued at rates of 0.200% and 0.225% per annum, respectively.

Other Credit Facilities
The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of either March 31, 2024 or December 31, 2023. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of March 31, 2024 and December 31, 2023, letters of credit issued under this facility totaled $17.4 million and $17.2 million, respectively, which accrued fees at 0.75% and 0.90% per annum, respectively.
2022 Term Loan Facility
As of March 31, 2024, the Company had $696.3 million in aggregate outstanding amount of unsecured term loans that were entered into in 2022 in connection with the acquisition of Infrastructure and Energy Alternatives (“IEA”), for which the original principal amount totaled $700.0 million, and was composed of a three-year term loan of $400.0 million in principal amount (the “Three-Year Tranche”) maturing on October 7, 2025, and a five-year term loan of $300.0 million in principal amount (the “Five-Year Tranche”) maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The Three-Year Tranche is not subject to amortization. The Five-Year Tranche is subject to amortization in quarterly principal installments of approximately $3.75 million, which installments commenced on March 31, 2024 and will increase to $7.5 million on March 31, 2026 until maturity, subject to the application of certain prepayments. As of March 31, 2024, the Three- and Five-Year Tranches accrued interest at rates of 6.804% and 6.253%, respectively, and as of December 31, 2023, the Three- and Five-Year Tranches accrued interest at rates of 6.833% and 6.958%, respectively. The fair value of the 2022 Term Loan Facility as of March 31, 2024 and December 31, 2023, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both March 31, 2024 and December 31, 2023.
Additional Information
As of March 31, 2024 and December 31, 2023, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $14.9 million and $24.1 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2023 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including certain related party leases. As of March 31, 2024, the Company’s leases have remaining lease terms of up to 15 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of March 31, 2024 and December 31, 2023 totaled $656.0 million and $679.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $443.6 million and $473.3 million as of March 31, 2024 and December 31, 2023, respectively. Depreciation expense associated with finance leases totaled $24.2 million and $28.0 million for the three month periods ended March 31, 2024 and 2023, respectively.
Operating Leases
Operating lease additions for the three month periods ended March 31, 2024 and 2023 totaled $80.1 million and $26.3 million, respectively. For the three month periods ended March 31, 2024 and 2023, rent expense for leases that have terms in excess of one year totaled approximately $48.5 million and $35.2 million, respectively, of which $4.7 million and $4.0 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $135.6 million and $111.1 million for the three month periods ended March 31, 2024 and 2023, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of March 31, 2024 were as follows (in millions):

	Finance Leases	Operating Leases
2024, remaining nine months	$117.7	$121.8
2025	122.8	138.3
2026	65.0	101.7
2027	24.8	53.3
2028	3.8	23.6
Thereafter	0.2	37.0
Total minimum lease payments	$334.3	$475.7
Less amounts representing interest	(21.1)	(39.7)
Total lease obligations, net of interest	$313.2	$436.0
Less current portion	141.9	144.3
Long-term portion of lease obligations, net of interest	$171.3	$291.7
As of March 31, 2024 and December 31, 2023, finance leases had weighted average remaining lease terms of 2.5 years and 2.6 years, respectively, and a weighted average discount rate of 4.8% and 4.7% for the respective periods. Non-cancelable operating leases had weighted average remaining lease terms of 3.9 years and 3.8 years as of March 31, 2024 and December 31, 2023, respectively, and a weighted average discount rate of 4.9%. and 4.8% for the respective periods.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2024, there were approximately 2,038,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled approximately $9.7 million and $8.5 million for the three month periods ended March 31, 2024 and 2023, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.9 million and $10.2 million for the three month periods ended March 31, 2024 and 2023, respectively, including net tax deficiencies related to the vesting of share-based payment awards totaling $0.1 million for the three month period ended March 31, 2024 and net tax benefits totaling $8.8 million for the three month period ended March 31, 2023.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of March 31, 2024, total unearned compensation related to restricted shares was approximately $70.5 million, which amount is expected to be recognized over a weighted average period of approximately 2.2 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $13.3 million and $77.3 million for the three month periods ended March 31, 2024 and 2023, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2023	1,505,996	$71.35
Granted	220,857	85.69
Vested	(155,790)	91.40
Canceled/forfeited	(10,211)	71.52
Non-vested restricted shares, as of March 31, 2024	1,560,852	$71.38
(a)    Includes 1,000 restricted stock units as of both March 31, 2024 and December 31, 2023.
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

For the three month periods ended March 31, 2024 and 2023, participants under the Company’s ESPPs purchased 29,914 shares and 21,299 shares, respectively, for $1.9 million and $1.7 million, respectively. For both the three month periods ended March 31, 2024 and 2023, shares purchased by participants under the Company’s ESPPs were delivered with shares reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.4 million and $0.3 million for the three month periods ended March 31, 2024 and 2023, respectively.
Note 10 – Other Retirement Plans
Multiemployer Plans. Certain of MasTec’s subsidiaries contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”). Contributions are generally based on fixed amounts per hour per employee for employees covered by these plans. Multiemployer plan contribution rates are determined annually and are assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2024	7,290	9,448	$28.1	$10.0	$38.1
2023	6,806	7,581	$21.8	$13.4	$35.2
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s recent acquisitions. For the three month period ended March 31, 2024, multiemployer plan activity was driven primarily by project work within the Company’s Power Delivery and Oil and Gas operations, whereas for the three month period ended March 31, 2023, activity was driven primarily by project work within the Company’s Power Delivery operations and acquisition-related project work within the Company’s Clean Energy and Infrastructure operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase programs, under which the Company undertakes share repurchases for strategic purposes, including when (i) management believes that the market price of the Company’s stock is undervalued; (ii) management believes that such repurchases will enhance long-term shareholder value; (iii) the Company has adequate liquidity; and (iv) management believes that such repurchases are appropriate uses of capital, do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. There were no share repurchases under the Company’s share repurchase programs in either of the three month periods ended March 31, 2024 or 2023. As of March 31, 2024, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for both the three month periods ended March 31, 2024 and 2023 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss for both the three month periods ended March 31, 2024 and 2023 relates to unrealized investment gains or losses associated with interest rate swaps for the Waha JVs. See Note 4 - Fair Value of Financial Instruments for additional information.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended March 31, 2024 and 2023, the Company’s consolidated effective tax rates were 24.3% and 35.7%, respectively. The Company’s effective tax rate for the three month period ended March 31, 2024 included the effect of an increase in non-deductible expenses as compared with the same period in 2023. For the three month period ended March 31, 2023, the Company’s effective tax rate included a net tax benefit of approximately $8.8 million related to share-based payment awards and an increase in non-deductible expenses as compared with the same period in the prior year.
Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. The Company’s reportable segments derive their revenue primarily from the engineering, installation and maintenance of infrastructure, primarily in North America.
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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of its consolidated financial information determined in accordance with U.S. GAAP with certain additional financial measures, including EBITDA. The Company believes these additional financial measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core, or underlying, operating results for its reportable segments, as well as items that can vary widely across different industries or among companies within the same industry. Management also uses these additional financial measures, including EBITDA, to allocate resources. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA, all of which are presented in millions. The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended March 31,
Revenue:	2024	2023
Communications (a)	$732.9	$806.6
Clean Energy and Infrastructure	753.5	824.9
Power Delivery	571.0	709.4
Oil and Gas	633.8	256.5
Other	—	—
Eliminations	(4.4)	(12.7)
Consolidated revenue	$2,686.8	$2,584.7
(a)    Revenue generated primarily by utilities customers represented 27.7% and 23.7% of Communications segment revenue for the three month periods ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
EBITDA:	2024	2023
Communications	$48.8	$52.8
Clean Energy and Infrastructure	20.4	5.3
Power Delivery	27.4	47.4
Oil and Gas	92.8	14.5
Other	6.9	7.1
Segment EBITDA	$196.3	$127.1
For the three month period ended March 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $8.9 million, $5.2 million and $1.7 million, respectively, of acquisition and integration costs related to certain acquisitions, and Corporate EBITDA included $1.3 million of such costs. Additionally, for the three month period ended March 31, 2023, Corporate EBITDA included fair value losses of $0.2 million related to an investment.

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2024	2023
Loss before income taxes	$(45.5)	$(125.3)
Plus:
Interest expense, net	52.1	52.7
Depreciation	107.4	107.2
Amortization	33.7	41.9
Corporate EBITDA	48.7	50.5
Segment EBITDA	$196.3	$127.1

	For the Three Months Ended March 31,
Depreciation and Amortization:	2024	2023
Communications	$33.5	$34.6
Clean Energy and Infrastructure	32.3	38.4
Power Delivery	34.2	39.3
Oil and Gas	38.7	34.3
Other	0.0	0.0
Corporate	2.4	2.6
Consolidated depreciation and amortization	$141.1	$149.2

Assets:	March 31, 2024	December 31, 2023
Communications	$2,169.5	$2,332.2
Clean Energy and Infrastructure	2,587.5	2,978.8
Power Delivery	1,749.6	1,837.1
Oil and Gas	1,761.0	1,758.0
Other	312.4	305.0
Corporate	165.4	162.4
Consolidated assets	$8,745.4	$9,373.5
Foreign Operations and Other. MasTec operates primarily within the United States and Canada, and, to a far lesser extent, the Caribbean, India and Mexico. Revenue derived from U.S. operations totaled $2.7 billion and $2.6 billion for the three month periods ended March 31, 2024 and 2023, respectively, and revenue derived from foreign operations totaled $26.7 million and $27.5 million for the respective periods. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the United States included property and equipment, net, of $1.6 billion as of both March 31, 2024 and December 31, 2023, and for the Company’s businesses in foreign countries, totaled $16.3 million and $17.5 million for the respective periods. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.8 billion and $2.9 billion as of March 31, 2024 and December 31, 2023, respectively, and for the Company’s businesses in foreign countries, totaled approximately $31.0 million and $32.6 million for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of both March 31, 2024 and December 31, 2023, amounts due from customers from which foreign revenue was derived accounted for approximately 1% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. Revenue from governmental entities for the three month periods ended March 31, 2024 and 2023 totaled approximately 12% and 8% of total revenue, respectively, substantially all of which was derived from its U.S. operations.
Significant Customers
For the three month period ended March 31, 2024, Equitrans Midstream Corporation represented approximately 11% of the Company’s total consolidated revenue, whereas for the three month period ended March 31, 2023, no customer represented greater than 10% of the Company’s total consolidated revenue. The Company's relationship with Equitrans Midstream Corporation and its affiliates is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.

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
Acquired Legacy Solar Matter
See Note 14 – Commitments and Contingencies contained within the Company’s audited consolidated financial statements filed with its 2023 Form 10-K for additional information regarding the acquired legacy solar matter, as to which there have been no material developments since the filing of such Form 10-K.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2024 and December 31, 2023, there were $81.1 million and $82.1 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of March 31, 2024 or December 31, 2023.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2024 and December 31, 2023, outstanding performance and payment bonds approximated $6.6 billion and $5.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $2.2 billion and $1.6 billion, respectively. Included in these balances as of March 31, 2024 and December 31, 2023 are $823.3 million and $368.3 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of five civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2024, the Company was not aware of material future claims against it in connection with these arrangements. For the three month period ended March 31, 2024, the Company provided no project-related financing to its contractual joint ventures, and, for the three month period ended March 31, 2023, the Company provided $0.3 million of such financing. Approximately $0.5 million of such amounts were outstanding as of both March 31, 2024 and December 31, 2023. Included in the Company’s cash balances as of March 31, 2024 and December 31, 2023 are amounts held by entities that are proportionately consolidated totaling $45.9 million and $38.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $1.3 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively, which amounts are generally not available for use in the Company’s other operations.
MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $219.4 million and $209.7 million as of March 31, 2024 and December 31, 2023, respectively, of which $152.8 million and $141.0 million was reflected within other long-term liabilities in the consolidated balance sheets for the respective periods. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $5.5 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to

$9.6 million as of both March 31, 2024 and December 31, 2023. Outstanding surety bonds related to self-insurance programs amounted to $191.0 million and $192.7 million as of March 31, 2024 and December 31, 2023, respectively.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of March 31, 2024, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the acquisition of IEA, the Company assumed a multiemployer pension plan withdrawal liability, under which IEA is currently obligated to make monthly payments of approximately $10,000. As of March 31, 2024 and December 31, 2023, the remaining obligation approximated $1.7 million and $1.8 million, respectively.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both March 31, 2024 and December 31, 2023, the Company had accrued project close-out liabilities of approximately $20 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 965 customers for the three month period ended March 31, 2024. As of March 31, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2023, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position. For the three month periods ended March 31, 2024 and 2023, the Company derived approximately 43% and 39%, respectively, of its revenue from its top ten customers.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended March 31, 2024 and 2023, such payments to related party entities totaled approximately $10.3 million and $16.1 million, respectively. Payables associated with such arrangements totaled approximately $1.2 million and $2.7 million as of March 31, 2024 and December 31, 2023, respectively. Revenue from such related party arrangements totaled approximately $4.4 million and $2.2 million for the three month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled a receivable of approximately $3.2 million, and as of December 31, 2023, totaled a liability of approximately $0.4 million.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three month periods ended March 31, 2024 and 2023, MasTec paid CCI approximately $5.8 million and $1.0 million, respectively, for such equipment, supply and servicing expenses, and related amounts payable totaled approximately $1.3 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively. The Company has also rented equipment to CCI.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended March 31, 2024 and 2023, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $3.7 million and $0.1 million, respectively. Related amounts payable totaled approximately $1.5 million and $3.1 million as of March 31, 2024 and December 31, 2023, respectively.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas, under which a new leasing agreement was entered into in December of 2023. For the three month periods ended March 31, 2024 and 2023, MasTec paid approximately $1.6 million and $0.7 million, respectively, related to this leasing arrangement. As of March 31, 2024, there were no amounts payable related to this arrangement, and as of December 31, 2023, related amounts payable totaled approximately $0.2 million.

MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as wireless infrastructure services. In the third quarter of 2023, construction services related to site preparation for a new soccer complex began. For the three month periods ended March 31, 2024 and 2023, revenue under these arrangements totaled approximately $5.0 million and $0.1 million, respectively, and related amounts receivable totaled approximately $4.9 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively. Payments for other expenses related to the Franchise totaled approximately $0.2 million and $0.4 million for the three month periods ended March 31, 2024 and 2023, respectively, for which there were no amounts outstanding as of either March 31, 2024 or December 31, 2023.
MasTec has a subcontracting arrangement to perform construction services for an entity, in which José R. Mas previously held a minority interest. On January 1, 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million.
From time to time, the Company pays amounts on behalf of or to the former owners of acquired businesses, which, under the provisions of the related purchase agreements, the former owners are obligated to repay. The Company paid $0.2 million and $0.1 million of such amounts during the three month periods ended March 31, 2024 and 2023, respectively. Amounts receivable for such payments, which are expected to be settled under customary terms associated with the related purchase agreements, totaled approximately $2.9 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended March 31, 2024 and 2023, and related amounts receivable totaled approximately $0.2 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment, including the ownership interests in two entities that the Company acquired in the second quarter of 2023, of which it sold certain minority interests to members of management of a MasTec subsidiary for $7.1 million of notes receivable in the fourth quarter of 2023. These notes, which bear interest at a rate of 5.0% per annum, and of which $5.5 million and $6.9 million was outstanding as of March 31, 2024 and December 31, 2023, respectively, are recorded within other current or long-term assets, as appropriate, in the consolidated balance sheets. For the three month period ended March 31, 2024, the Company recognized interest income of approximately $0.1 million related to these notes. Additionally, in the first quarter of 2023, the Company acquired the remaining 15% equity interests in one of its subsidiaries, which interests were previously accounted for as non-controlling interests, from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. For the three month period ended March 31, 2024, amounts paid in connection with these agreements were de minimis, and for the three month period ended March 31, 2023, no payments were made. Life insurance assets associated with these agreements totaled approximately $27.2 million as of both March 31, 2024 and December 31, 2023.

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2023 Annual Report on Form 10-K (“2023 Form 10-K”), including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended March 31, 2024 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2023 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions. We expect the remainder of 2024 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing levels of cost inflation and potential market volatility, any or all of which could adversely affect our costs and customer demand. The extent to which general economic, market and regulatory conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity. For additional information regarding the effects of general economic, market and regulatory conditions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 95 years. For the twelve month period ended March 31, 2024, we had an average of approximately 34,000 employees and 840 locations, respectively, and as of March 31, 2024, we had approximately 32,000 employees and 820 locations, respectively. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas; and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 60% of our estimated March 31, 2024 backlog in 2024. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	March 31, 2024	December 31, 2023	March 31, 2023
Communications	$5,797	$5,627	$5,602
Clean Energy and Infrastructure	3,504	3,115	3,546
Power Delivery	2,479	2,440	2,731
Oil and Gas	1,057	1,225	2,013
Other	—	—	—
Estimated 18-month backlog	$12,837	$12,407	$13,892
As of March 31, 2024, 55% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of March 31, 2024, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $6.9 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.1 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2024 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $2.7 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic, industry and market conditions on our customers, which can affect demand for our customers’ products and services and can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Any of these factors and effects, as well as mergers and acquisitions or other business transactions among the customers we serve, could affect demand for our services, or the cost to provide such services and our profitability. For additional information regarding the potential effects of economic, industry and market factors on our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations are cyclical and can be subject to seasonal and other variations. For additional information regarding the effects of seasonality and the cyclical nature of our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results.
During the first quarter of 2024, management assessed the reporting unit structure of the Power Delivery operating segment. As a result of this assessment, the reporting units within the Power Delivery operating segment were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of the segment, including from the effects of our recent transformative acquisition efforts. Under the new reporting unit structure, each of the components within the Power Delivery operating segment is a reporting unit, whereas under its previous reporting unit structure, three of the operating segments’ components were combined into one reporting unit. In connection with this assessment, management performed a quantitative assessment of the goodwill associated with each of the five reporting units of the Power Delivery operating segment under its new reporting unit structure. For details of our first quarter 2024 quarterly review for indicators of impairment, refer to Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference.
Other than the update to the reporting unit structure of the Power Delivery operating segment as described above, there were no material changes in our critical accounting estimates or policies during the three month period ended March 31, 2024.
Results of Operations
Comparison of Quarterly Results
The following table, which may contain slight summation differences due to rounding, reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, which are described in the comparison of results section below. In our discussions, “acquisition” results are defined as results from acquired businesses for the first twelve months following the dates of the respective acquisitions, with the balance of results for a particular item attributed to “organic” activity.

	For the Three Months Ended March 31,
	2024		2023
Revenue	$2,686.8	100.0%	$2,584.7	100.0%
Costs of revenue, excluding depreciation and amortization	2,379.7	88.6%	2,359.5	91.3%
Depreciation	107.4	4.0%	107.2	4.1%
Amortization of intangible assets	33.7	1.3%	41.9	1.6%
General and administrative expenses	165.5	6.2%	163.9	6.3%
Interest expense, net	52.1	1.9%	52.7	2.0%
Equity in earnings of unconsolidated affiliates, net	(9.2)	(0.3)%	(9.2)	(0.4)%
Other expense (income), net	3.2	0.1%	(6.2)	(0.2)%
Loss before income taxes	$(45.5)	(1.7)%	$(125.3)	(4.8)%
Benefit from income taxes	11.1	0.4%	44.7	1.7%
Net loss	$(34.5)	(1.3)%	$(80.5)	(3.1)%
Net income (loss) attributable to non-controlling interests	6.7	0.3%	(0.0)	(0.0)%
Net loss attributable to MasTec, Inc.	$(41.2)	(1.5)%	$(80.5)	(3.1)%
We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas; and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. The following table presents revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions):

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Segment:	2024	2023	2024		2023 (a)
Communications	$732.9	$806.6	$48.8	6.7%	$52.8	6.5%
Clean Energy and Infrastructure	753.5	824.9	20.4	2.7%	5.3	0.6%
Power Delivery	571.0	709.4	27.4	4.8%	47.4	6.7%
Oil and Gas	633.8	256.5	92.8	14.6%	14.5	5.7%
Other	—	—	6.9	NM	7.1	NM
Eliminations	(4.4)	(12.7)	—	—	—	—
Segment Total	$2,686.8	$2,584.7	$196.3	7.3%	$127.1	4.9%
Corporate	—	—	(48.7)	—	(50.5)	—
Consolidated Total	$2,686.8	$2,584.7	$147.6	5.5%	$76.6	3.0%
NM - Percentage is not meaningful
(a)     For the three month period ended March 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $8.9 million, $5.2 million and $1.7 million, respectively, of acquisition and integration costs related to certain acquisitions, as described in “Non-U.S. GAAP Financial Measures” discussion below, and Corporate EBITDA included $1.3 million of such costs. These acquisition and integration activities were completed in the fourth quarter of 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue. For the three month period ended March 31, 2024, consolidated revenue totaled $2,687 million as compared with $2,585 million for the same period in 2023, an increase of approximately $102 million, or 4%. Revenue in our Oil and Gas segment increased by approximately $377 million, or 147%, whereas revenue decreased in our Power Delivery segment by approximately $138 million, or 20%, in our Communications segment by approximately $74 million, or 9%, and in our Clean Energy and Infrastructure segment by approximately $71 million, or 9%. See below for details of revenue by segment.
Communications Segment. Communications revenue was $733 million for the three month period ended March 31, 2024 as compared with $807 million for the same period in 2023, a decrease of $74 million, or 9%. The decrease in revenue was driven primarily by lower levels of wireless, wireline and install-to-the-home project activity due, in part, to customer project timing in our wireless and wireline businesses and, for our install-to-the-home activities, changes in consumer behavior resulting in lower demand. These decreases were offset, in part, by an increase in utility project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $754 million for the three month period ended March 31, 2024, as compared with $825 million for the same period in 2023, a decrease of $71 million, or 9%, due primarily to lower levels of renewable and certain industrial and other infrastructure project work, offset, in part, by higher levels of heavy civil project activity, due to various factors affecting timing of project work.
Power Delivery Segment. Power Delivery revenue was $571 million for the three month period ended March 31, 2024, as compared with $709 million for the same period in 2023, a decrease of $138 million, or 20%. The decrease in revenue was primarily due to lower levels of project activity, including timing-related decreases in transmission and distribution-related project work, primarily due to regulatory effects, and emergency restoration services, offset, in part, by an increase in substation-related project activity.
Oil and Gas Segment. Oil and Gas revenue was $634 million for the three month period ended March 31, 2024, as compared with $257 million for the same period in 2023, an increase of approximately $377 million, or 147%, due primarily to higher levels of project activity, including project timing-related increases in large-diameter and midstream project activity due to improved market and regulatory conditions, partially offset by a reduction in pipeline integrity services.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $20 million, or 1% to $2,380 million for the three month period ended March 31, 2024 from $2,359 million for the same period in 2023. Higher levels of revenue contributed an increase of $93 million in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $73 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 270 basis points to 88.6% of revenue for the three month period ended March 31, 2024 from 91.3% of revenue for the same period in 2023. The basis point decrease was due to a combination of improved project efficiencies and project mix, primarily within our Oil and Gas and Clean Energy and Infrastructure segments, the positive effects of certain project close-outs, and a $3 million decrease in certain acquisition and integration costs, offset, in part, by reduced productivity from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. See “Analysis of EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. Depreciation was $107 million, or 4.0% of revenue, for the three month period ended March 31, 2024, as compared with $107 million, or 4.1% of revenue, for the same period in 2023. As a percentage of revenue, depreciation decreased by approximately 20 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $34 million, or 1.3% of revenue, for the three month period ended March 31, 2024, as compared with $42 million, or 1.6% of revenue, for the same period in 2023, a decrease of approximately $8 million, or 20%, due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 40 basis points as compared with the same period in 2023 due, in part, to higher levels of revenue.
General and administrative expenses. General and administrative expenses totaled $166 million, or 6.2% of revenue, for the three month period ended March 31, 2024, as compared with $164 million, or 6.3% of revenue, for the same period in 2023, an increase of $2 million, or 1%. The increase in general and administrative expenses includes the effects of an increase in the provision for credit losses and other administrative costs, which increases were largely offset by reductions in compensation and information technology expenses, the effects of timing of ordinary course legal and other settlement matters and a $15 million reduction in acquisition and integration costs. Overall, general and administrative expenses decreased by approximately 20 basis points as a percentage of revenue for the three month period ended March 31, 2024 as compared with the same period in 2023 due primarily to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was approximately $52 million, or 1.9% of revenue, for the three month period ended March 31, 2024, as compared with approximately $53 million, or 2.0% of revenue, for the same period in 2023, a decrease of approximately $1 million, or 1%. The decrease in interest expense, net, was due to a reduction in interest expense from credit facility activity, term loans and finance leases, as well as an increase in interest income, totaling approximately $2 million in the aggregate. These effects were offset, in part, by an increase in interest expense from accounts receivable financing arrangements. See Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities, which is incorporated by reference, for details of our financing arrangements.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For both the three month periods ended March 31, 2024 and 2023, equity in earnings from unconsolidated affiliates, net, totaled approximately $9 million, and related primarily to our investments in the Waha JVs, and, to a lesser extent, our investments in certain other entities.

Other expense (income), net. Other expense, net, was $3 million for the three month period ended March 31, 2024, as compared with $6 million of other income, net for the same period in 2023. For the three month period ended March 31, 2024, other expense, net, included approximately $6 million of income, net, from changes to estimated Earn-out accruals, approximately $9 million of asset impairment and other valuation adjustments related to certain fixed assets and notes receivable, approximately $1 million of other miscellaneous income, net and approximately $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business. For the three month period ended March 31, 2023, other income, net, included approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA and approximately $6 million of other miscellaneous income, net, including from insurance and other settlements, offset, in part, by $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business.
Benefit from income taxes. Income tax benefit was $11 million for the three month period ended March 31, 2024, as compared with $45 million for the same period in 2023. Pre-tax losses totaled $46 million for the three month period ended March 31, 2024, as compared with $125 million for the same period in 2023. For the three month period ended March 31, 2024, our effective tax rate was 24.3% as compared with 35.7% for the same period in 2023. Our effective tax rate in the first quarter of 2024 included the effect of an increase in non-deductible expenses as compared with the same period in 2023, whereas in the first quarter of 2023, our effective tax rate included a net tax benefit of approximately $9 million from share-based payment awards and an increase in non-deductible expenses as compared with the same period in the prior year.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $49 million, or 6.7% of revenue, for the three month period ended March 31, 2024, as compared with $53 million, or 6.5% of revenue, for the same period in 2023, a decrease in EBITDA of approximately $4 million, or 8%. As a percentage of revenue, EBITDA increased by approximately 10 basis points, or $1 million, due to improved efficiencies, including from a reduction of approximately $9 million in certain acquisition and integration costs and the positive effects of certain project close-outs, offset, in part, by reduced operating leverage from lower levels of revenue. Lower levels of revenue resulted in a decrease in EBITDA of approximately $5 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $20 million, or 2.7% of revenue, for the three month period ended March 31, 2024, as compared with $5 million, or 0.6% of revenue for the same period in 2023, an increase in EBITDA of approximately $15 million, or 287%. As a percentage of revenue, EBITDA increased by approximately 210 basis points, or $16 million, due to a combination of improved productivity and a reduction of approximately $5 million in certain acquisition and integration costs, offset, in part, by the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work.
Power Delivery Segment. EBITDA for our Power Delivery segment was approximately $27 million, or 4.8% of revenue, for the three month period ended March 31, 2024, as compared with EBITDA of $47 million, or 6.7% of revenue for the same period in 2023, a decrease in EBITDA of approximately $20 million, or 42%. As a percentage of revenue, EBITDA decreased by approximately 190 basis points, or $11 million, due to a combination of reduced project efficiencies, including from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, project mix and a reduction in emergency restoration services, offset, in part, by a reduction of approximately $2 million in certain acquisition and integration costs. Lower levels of revenue resulted in a decrease in EBITDA of approximately $9 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $93 million, or 14.6% of revenue for the three month period ended March 31, 2024, as compared with $15 million, or 5.7% of revenue for the same period in 2023, an increase in EBITDA of $78 million, or 539%. As a percentage of revenue, EBITDA margins increased by approximately 900 basis points, or approximately $57 million, due primarily to improved productivity, including as a result of improved operating leverage from higher levels of revenue and project efficiencies, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of $21 million.
Other Segment. EBITDA from Other businesses totaled approximately $7 million for both the three month periods ended March 31, 2024 and 2023. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from certain other businesses and investments.
Corporate. Corporate EBITDA was negative $49 million for the three month period ended March 31, 2024, as compared with EBITDA of negative $51 million for the same period in 2023, for an increase in EBITDA of approximately $2 million. For the three month period ended March 31, 2024, Corporate EBITDA included approximately $6 million of income, net, from changes to estimated Earn-out accruals, $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business and the negative effect of a $2 million other valuation adjustment. For the three month period ended March 31, 2023, Corporate EBITDA included approximately $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business, $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA and $1 million of acquisition and integration costs. Corporate expenses for the three month period ended March 31, 2024 not related to the above-described items, which were generally flat as compared with the same period in 2023, included the positive effects of timing of ordinary course legal and other settlement matters, offset, in part, by an increase in information technology and other administrative expenses, as well as a reduction in other miscellaneous income, net.
Foreign Operations
Our foreign operations are primarily in Canada. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income

(“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense; acquisition and integration costs related to certain acquisition activity; and fair value gains or losses, net, on an investment; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share, to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core, or underlying, operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. We also use these adjusted measures to allocate resources. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In 2021, we initiated a significant transformation of our end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and resulted in significant acquisition and integration costs. Due to the extent of the acquisition costs related to this acquisition activity and the extent of the efforts that were required to integrate these acquisitions, we have excluded acquisition and integration costs related to this acquisition activity in our computation of Adjusted EBITDA and Adjusted Net Income. These acquisition and integration activities were completed in the fourth quarter of 2023.
Our adjusted results also exclude fair value gains or losses, net, for our investment in American Virtual Cloud Technologies, Inc. (“AVCT”). We believe that fair value gains or losses for our investment in AVCT, a company in which we had no active involvement and for which fair value activity varied from period to period based on fluctuations in the market price of the investment, are not indicative of our core operations, and that this presentation improves comparability of our results with those of our peers. AVCT filed for bankruptcy in the first quarter of 2023, and our investment was fully written off.
We exclude intangible asset amortization from our adjusted measures due to its non-operational nature and inherent volatility, as acquisition activity varies from period to period. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, our non-U.S. GAAP financial measures include the revenue and all other expenses of the acquired entities, unless otherwise stated.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA in dollar and percentage of revenue terms for the periods indicated. The tables below (dollar amounts in millions) may contain slight summation differences due to rounding.

	For the Three Months Ended March 31,
	2024		2023
Net loss	$(34.5)	(1.3)%	$(80.5)	(3.1)%
Interest expense, net	52.1	1.9%	52.7	2.0%
Benefit from income taxes	(11.1)	(0.4)%	(44.7)	(1.7)%
Depreciation	107.4	4.0%	107.2	4.1%
Amortization of intangible assets	33.7	1.3%	41.9	1.6%
EBITDA	$147.6	5.5%	$76.6	3.0%
Non-cash stock-based compensation expense	9.7	0.4%	8.5	0.3%
Acquisition and integration costs	—	—%	17.1	0.7%
Losses on fair value of investment	—	—%	0.2	0.0%
Adjusted EBITDA	$157.3	5.9%	$102.5	4.0%

A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2024		2023
EBITDA	$147.6	5.5%	$76.6	3.0%
Non-cash stock-based compensation expense (a)	9.7	0.4%	8.5	0.3%
Acquisition and integration costs (b)	—	—%	17.1	0.7%
Losses on fair value of investment (a)	—	—%	0.2	0.0%
Adjusted EBITDA	$157.3	5.9%	$102.5	4.0%
Segment:
Communications	$48.8	6.7%	$61.7	7.7%
Clean Energy and Infrastructure	20.4	2.7%	10.5	1.3%
Power Delivery	27.4	4.8%	49.1	6.9%
Oil and Gas	92.8	14.6%	14.5	5.7%
Other	7.0	NM	7.1	NM
Segment Total	$196.4	7.3%	$142.9	5.5%
Corporate	(39.1)	—	(40.4)	—
Adjusted EBITDA	$157.3	5.9%	$102.5	4.0%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense and losses on the fair value of an investment are included within Corporate EBITDA.
(b)    For the three month period ended March 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $8.9 million, $5.2 million and $1.7 million, respectively, of acquisition and integration costs related to certain acquisitions, as described above, and Corporate EBITDA included $1.3 million of such costs. These acquisition and integration activities were completed in the fourth quarter of 2023.
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(34.5)	$(80.5)
Adjustments:
Non-cash stock-based compensation expense	9.7	8.5
Amortization of intangible assets	33.7	41.9
Acquisition and integration costs	—	17.1
Losses on fair value of investment	—	0.2
Total adjustments, pre-tax	$43.4	$67.8
Income tax effect of adjustments (a)	(12.2)	(29.2)
Adjusted net loss	$(3.3)	$(41.9)

	For the Three Months Ended March 31,
	2024	2023
Diluted loss per share	$(0.53)	$(1.05)
Adjustments:
Non-cash stock-based compensation expense	0.12	0.11
Amortization of intangible assets	0.43	0.54
Acquisition and integration costs	—	0.22
Losses on fair value of investment	—	0.00
Total adjustments, pre-tax	$0.56	$0.88
Income tax effect of adjustments (a)	(0.16)	(0.38)
Adjusted diluted loss per share	$(0.13)	$(0.54)
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three month periods ended March 31, 2024 and 2023, our consolidated tax amounts were benefits, with effective tax rates, as reported, of 24.3% and 35.7%, respectively. As adjusted, for the three month periods ended March 31, 2024 and 2023, our consolidated tax amounts were an expense and a benefit, with effective tax rates of 52.4% and 27.0%, respectively.
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
Capital Expenditures. For the three month period ended March 31, 2024, we spent approximately $25 million on capital expenditures, or $15 million, net of asset disposals, and incurred approximately $21 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $175 million on capital expenditures, or approximately $125 million, net of asset disposals, in 2024, and we expect to incur approximately $150 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Additionally, from time to time, our acquisitions may contain certain additional payments based upon specified conditions. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of March 31, 2024 was approximately $71 million. Of this amount, approximately $23 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the three month period ended March 31, 2024, we made no payments related to our Earn-out liabilities, and for the three month period ended March 31, 2023, payments totaled $2 million. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for additional information pertaining to certain Additional Payments related to the acquisition of HMG, under which certain cash and share amounts will be paid upon HMG’s collection of specified receivables.
Income Taxes. For the three month periods ended March 31, 2024 and 2023, tax refunds, net of tax payments totaled approximately $4 million and $1 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of March 31, 2024, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $2.9 billion as of March 31, 2024 as compared with $3.1 billion as of December 31, 2023, due primarily to a reduction in quarterly revenue, offset, in part, by an increase in DSO. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of March 31, 2024, we had approximately $812 million in working capital, defined as current assets less current liabilities, as compared with $1,137 million as of December 31, 2023, a decrease of approximately $325 million. Cash and cash equivalents totaled approximately $249 million and $530 million as of March 31, 2024 and December 31, 2023, respectively, for a decrease of $280 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$107.8	$(86.4)
Net cash used in investing activities	$(13.0)	$(89.5)
Net cash used in financing activities	$(374.8)	$(53.4)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2024 was $108 million, as compared with $86 million of net cash used in operating activities for the same period in 2023, for an increase in net cash provided by operating activities of approximately $194 million, due primarily to (i) the effect of timing-related changes in working capital-related assets and liabilities, net, including from the positive effect of timing-related changes in accounts receivable, offset, in part, by the negative effect of timing-related changes in accounts payable and accrued expenses; and (ii) a decrease in net loss as compared with the prior period.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSO was 79 as of March 31, 2024 as compared with DSO of 74 as of December 31, 2023. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of March 31, 2024 as compared with December 31, 2023 was due to timing of ordinary course billing and collection activities, as well as the effect of lower levels of quarterly revenue with fixed amounts of project retainage for certain projects. Other than ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $76 million to $13 million for the three month period ended March 31, 2024 from $89 million for the same period in 2023. Capital expenditures totaled $25 million, or $15 million, net of asset disposals, for the three month period ended March 31, 2024, as compared with $63 million, or $43 million, net of asset disposals, for the same period in 2023, for a decrease in cash used in investing activities of approximately $29 million, due primarily to timing of equipment purchases, as well as an expected reduction in expected capital expenditures in 2024. Cash used in investing activities from acquisition activity decreased by $46 million for the three month period ended March 31, 2024 as compared with the same period in 2023 due to a reduction in acquisition activity.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2024 was $375 million, as compared with $53 million for the same period in 2023, for an increase in cash used in financing activities of $321 million. For the three month period ended March 31, 2024, we had $324 million of repayments, net of borrowings, under our credit facility and term loans, as compared with $7 million of borrowings, net of repayments, for the same period in 2023, for an increase in cash used in financing activities of approximately $331 million. Additionally, payments for other financing activities, net, which includes amounts paid for and proceeds from other borrowing and transaction-related activities, totaled $5 million of payments for three month period ended March 31, 2024, as compared with $2 million of proceeds for the same period in 2023, for an increase in cash used in financing activities of approximately $6 million. The above described increase in cash used in financing activities was offset, in part, by a reduction of approximately $10 million in payments for tax withholdings on stock-based awards, net of proceeds, and a reduction of approximately $5 million in payments to holders of our non-controlling interests.
Senior Credit Facility
We have a $2.25 billion senior unsecured credit facility (as amended from time to time, the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a Term Loan with an original principal amount of $350 million, and matures on November 1, 2026. As of March 31, 2024, aggregate outstanding revolving borrowings totaled approximately $0.5 billion and availability for revolving loans totaled $1.4 billion. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
4.50% Senior Notes
We have $600 million aggregate principal amount of 4.50% senior unsecured notes due August 15, 2028 (the “4.50% Senior Notes”). The 4.50% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
6.625% Senior Notes
We have $300 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”), which are composed of $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”). The 6.625% IEA Senior Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the IEA Issuer’s subsidiaries and are effectively subordinated to any secured indebtedness of the IEA Issuer, to the extent of the value of the collateral securing such indebtedness. The 6.625% MasTec Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% MasTec Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables and the 6.625% IEA Senior Notes. The 6.625% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
2022 Term Loan Facility
As of March 31, 2024, we had $696.3 million in aggregate outstanding amount of unsecured term loans that were entered into in 2022, for which the original principal amount totaled $700.0 million, and was composed of a three-year term loan of $400.0 million in principal amount (the Three-Year Tranche”) maturing on October 7, 2025, and a five-year term loan of $300.0 million in principal amount (the “Five-Year Tranche”) maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The obligations under the 2022 Term Loan Facility are unsecured and are not guaranteed by any of the Company or its subsidiaries. The 2022 Term Loan Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2024, and we expect to be in compliance with these provisions and covenants for the next twelve months.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K. Also, see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for current period balances, rates of interest and related discussion.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the consolidated financial statements in this Form 10-Q, which are incorporated by reference, and see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K for additional information related to our off-balance sheet arrangements.

Impact of Inflation
Over the past years, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. We expect elevated market interest rates and continuing levels of cost inflation for the foreseeable future. Elevated levels of labor, material and fuel costs have negatively affected our project margins to the extent that we have been unable to pass such cost increases along to our customers. If current inflationary conditions persist, our profitability could continue to be affected in the future. Market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt and, correspondingly, our interest expense. Increased market interest rates could also have an adverse effect on the capital expenditure budgets of our customers, which could result in reduced or deferred demand for our services.
We closely monitor inflationary factors, including current rates of inflation and any potential effects they may have on our business operations, operating results and/or financial condition. While the impact of these factors cannot be fully eliminated, we proactively work to mitigate their effects; however, inflationary pressures and interest rate increases could adversely affect our business operations in the future. For additional information regarding the effects of inflation on our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2024, our variable interest rate debt was primarily related to our Credit Facility and our term loans. Outstanding revolving loans and the Term Loan under our Credit Facility bear interest, at our option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. As of March 31, 2024, we had approximately $455 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 6.80% and a Term Loan with a balance of $339 million and an interest rate of 6.80%. The current year interest rates for outstanding revolving loans under our Credit Facility and Term Loan reflect basis point increases of approximately 30 for both over the comparable period in 2023.
Outstanding loans under the $400 million Three-Year Tranche of our 2022 Term Loan Facility bear interest, at our option, at a rate equal to either (a) Term SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined in the 2022 Term Loan Facility, plus a margin of 0.125% to 0.500%. Outstanding loans under the $300 million Five-Year Tranche of our 2022 Term Loan Facility bear interest, at our option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. As of March 31, 2024, the Three-Year Tranche and Five-Year Tranche accrued interest at weighted average rates of 6.804% and 6.253%, respectively.
Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk has increased in the current market environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and term loans would have increased our interest expense by approximately $4 million for the three month period ended March 31, 2024.
As of March 31, 2024, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes, $300 million aggregate principal amount of 6.625% Senior Notes and $313 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.8%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the three month period ended March 31, 2024. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the three month period ended March 31, 2024. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2024, foreign currency translation losses, net, totaled approximately $0.4 million and related to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2024. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2023 Form 10-K.
MasTec has elected to use a $1 million threshold for disclosing proceedings arising under federal, state or local environmental laws, which proceedings involve potential monetary sanctions, and in which a governmental authority is a party. MasTec believes proceedings under this threshold are not material to its business and financial condition.
ITEM 1A.    RISK FACTORS
Subject to the potential effects of general economic and market conditions, including levels of inflation, interest rates and other market and geopolitical conditions, including regulatory matters, political unrest and military conflicts, on certain of the risks we normally face in operating our business, including those disclosed in our 2023 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2023 Form 10-K, as updated by our Quarterly Reports on Form 10-Q and other filings we make with the SEC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three month period ended March 31, 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
January 1 through January 31	10,619	$74.03	—	$77,326,434
February 1 through February 29	11,292	$67.50	—	$77,326,434
March 1 through March 31	8,509	$82.11	—	$77,326,434
Total	30,420		—
(a)Includes 10,619, 10,786 and 8,509 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in January, February and March of 2024, respectively, and 506 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in February of 2024.
(b)As of March 31, 2024, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three month period ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: May 2, 2024
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)