Form 10-Q
period 2024-06-30
MASTEC INC
filed 2024-08-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of July 29, 2024, MasTec, Inc. had 79,220,966 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2024

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,961,086	$2,874,115	$5,647,935	$5,458,774
Costs of revenue, excluding depreciation and amortization	2,540,447	2,484,780	4,920,119	4,844,274
Depreciation	102,141	103,038	209,576	210,285
Amortization of intangible assets	33,611	42,043	67,301	83,987
General and administrative expenses	167,081	176,155	332,618	340,069
Interest expense, net	50,571	59,415	102,630	112,108
Equity in earnings of unconsolidated affiliates, net	(5,892)	(7,496)	(15,111)	(16,648)
Loss on extinguishment of debt	11,344	—	11,344	—
Other (income) expense, net	(1,329)	(3,508)	1,884	(9,709)
Income (loss) before income taxes	$63,112	$19,688	$17,574	$(105,592)
(Provision for) benefit from income taxes	(19,344)	(2,934)	(8,265)	41,800
Net income (loss)	$43,768	$16,754	$9,309	$(63,792)
Net income attributable to non-controlling interests	9,780	1,212	16,501	1,206
Net income (loss) attributable to MasTec, Inc.	$33,988	$15,542	$(7,192)	$(64,998)

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$0.44	$0.20	$(0.09)	$(0.84)
Basic weighted average common shares outstanding	78,038	77,635	77,984	77,306

Diluted earnings (loss) per share	$0.43	$0.20	$(0.09)	$(0.84)
Diluted weighted average common shares outstanding	78,860	78,372	77,984	77,306

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$43,768	$16,754	$9,309	$(63,792)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(998)	1,007	(1,379)	1,679
Unrealized gains on investment activity, net of tax	123	4,576	2,847	399
Comprehensive income (loss)	$42,893	$22,337	$10,777	$(61,714)
Comprehensive income attributable to non-controlling interests	9,780	1,212	16,501	1,206
Comprehensive income (loss) attributable to MasTec, Inc.	$33,113	$21,125	$(5,724)	$(62,920)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$297,586	$529,561
Accounts receivable, net of allowance	1,341,983	1,370,074
Contract assets	1,533,543	1,756,381
Inventories, net	107,883	108,146
Prepaid expenses	101,202	105,880
Other current assets	94,867	104,211
Total current assets	$3,477,064	$3,974,253
Property and equipment, net	1,514,660	1,651,462
Operating lease right-of-use assets	418,893	418,685
Goodwill, net	2,125,893	2,126,366
Other intangible assets, net	717,232	784,260
Other long-term assets	425,244	418,485
Total assets	$8,678,986	$9,373,511
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$201,458	$177,246
Current portion of operating lease liabilities	147,039	137,765
Accounts payable	993,982	1,242,602
Accrued salaries and wages	192,441	198,943
Other accrued expenses	403,495	415,075
Contract liabilities	620,676	480,967
Other current liabilities	188,818	184,621
Total current liabilities	$2,747,909	$2,837,219
Long-term debt, including finance leases	2,359,637	2,888,058
Long-term operating lease liabilities	283,117	292,873
Deferred income taxes	326,249	390,399
Other long-term liabilities	227,967	243,701
Total liabilities	$5,944,879	$6,652,250
Commitments and contingencies (Note 12)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,044,551 and 99,093,134 (including 1,321,507 and 1,504,996 of unvested stock awards) as of June 30, 2024 and December 31, 2023, respectively	9,904	9,909
Capital surplus	1,277,301	1,263,360
Retained earnings	2,138,601	2,145,793
Accumulated other comprehensive loss	(51,529)	(52,997)
Treasury stock, at cost: 19,813,055 shares as of both June 30, 2024 and December 31, 2023.	(659,913)	(659,913)
Total MasTec, Inc. shareholders’ equity	$2,714,364	$2,706,152
Non-controlling interests	$19,743	$15,109
Total equity	$2,734,107	$2,721,261
Total liabilities and equity	$8,678,986	$9,373,511

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2024
Balance as of March 31, 2024	99,272,155	$9,927	(19,813,055)	$(659,913)	$1,270,291	$2,104,613	$(50,654)	$2,674,264	$15,760	$2,690,024
Net income						33,988		33,988	9,780	43,768
Other comprehensive loss							(875)	(875)		(875)
Non-cash stock-based compensation					7,025			7,025		7,025
Forfeiture of restricted shares, net	(227,257)	(23)			23			—		—
Shares withheld for taxes, net of other stock issuances	(347)	—			(38)			(38)		(38)
Distributions to non-controlling interests								—	(5,797)	(5,797)
Balance as of June 30, 2024	99,044,551	$9,904	(19,813,055)	$(659,913)	$1,277,301	$2,138,601	$(51,529)	$2,714,364	$19,743	$2,734,107

For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	98,674,997	$9,867	(19,813,055)	$(659,913)	$1,235,608	$2,115,202	$(54,460)	$2,646,304	$1,328	$2,647,632
Net income						15,542		15,542	1,212	16,754
Other comprehensive income							5,583	5,583		5,583
Non-cash stock-based compensation					8,575			8,575		8,575
Forfeiture of restricted shares, net	(2,244)	—			—			—		—
Shares withheld for taxes, net of other stock issuances	(381)	—			2,851			2,851		2,851
Issuance of shares in connection with acquisition	1,877	—			197			197		197
Acquisition-related assumption of non-controlling interest								—	6,828	6,828
Balance as of June 30, 2023	98,674,249	$9,867	(19,813,055)	$(659,913)	$1,247,231	$2,130,744	$(48,877)	$2,679,052	$9,368	$2,688,420

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2024
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net (loss) income						(7,192)		(7,192)	16,501	9,309
Other comprehensive income							1,468	1,468		1,468
Non-cash stock-based compensation					16,698			16,698		16,698
Forfeiture of restricted shares, net	(16,611)	(2)			2			—		—
Shares withheld for taxes, net of other stock issuances	(31,972)	(3)			(2,759)			(2,762)		(2,762)
Distributions to non-controlling interests								—	(12,632)	(12,632)
Acquisition-related assumption of non-controlling interest								—	765	765
Balance as of June 30, 2024	99,044,551	$9,904	(19,813,055)	$(659,913)	$1,277,301	$2,138,601	$(51,529)	$2,714,364	$19,743	$2,734,107

For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net (loss) income						(64,998)		(64,998)	1,206	(63,792)
Other comprehensive income							2,078	2,078		2,078
Non-cash stock-based compensation					17,090			17,090		17,090
Issuance of restricted shares, net	172,589	17			(17)			—		—
Shares withheld for taxes, net of other stock issuances	(117,557)	(12)			(5,362)			(5,374)		(5,374)
Issuance of shares in connection with acquisition	4,112	—			403			403		403
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Acquisition-related assumption of non-controlling interest								—	6,828	6,828
Balance as of June 30, 2023	98,674,249	$9,867	(19,813,055)	$(659,913)	$1,247,231	$2,130,744	$(48,877)	$2,679,052	$9,368	$2,688,420

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$9,309	$(63,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	209,576	210,285
Amortization of intangible assets	67,301	83,987
Non-cash stock-based compensation expense	16,698	17,090
Benefit from deferred income taxes	(65,312)	(42,548)
Equity in earnings of unconsolidated affiliates, net	(15,111)	(16,648)
Gains on sales and impairments of assets, net	(9,415)	(13,598)
Loss on extinguishment of debt	11,344	—
Non-cash interest expense, net	2,885	2,864
Other non-cash items, net	12,714	389
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	45,258	(61,606)
Contract assets	222,547	(97,689)
Inventories	10,113	3,693
Other assets, current and long-term portion	35,805	38,324
Accounts payable and accrued expenses	(312,882)	(204,453)
Contract liabilities	139,745	65,404
Other liabilities, current and long-term portion	(8,376)	(19,612)
Net cash provided by (used in) operating activities	$372,199	$(97,910)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(61)	(63,880)
Capital expenditures	(56,907)	(119,067)
Proceeds from sales of property and equipment	31,079	42,570
Payments for other investments	(884)	(1,627)
Proceeds from other investments	—	425
Other investing activities, net	2,303	119
Net cash used in investing activities	$(24,470)	$(141,460)
Cash flows from financing activities:
Proceeds from credit facilities	2,108,500	1,687,400
Repayments of credit facilities and term loans	(2,933,375)	(1,580,775)
Proceeds from issuance of 5.900% senior notes	549,758	—
Repayments of 6.625% senior notes	(203,709)	—
Payments of finance lease obligations	(71,226)	(85,223)
Payments of acquisition-related contingent consideration	(2,874)	(8,955)
Payments to non-controlling interests, including acquisition of interests and distributions	(12,632)	(11,660)
Payments for stock-based awards	(2,761)	(10,256)
Other financing activities, net	(10,759)	(2,686)
Net cash used in financing activities	$(579,078)	$(12,155)
Effect of currency translation on cash	(626)	838
Net decrease in cash and cash equivalents	$(231,975)	$(250,687)
Cash and cash equivalents - beginning of period	$529,561	$370,592
Cash and cash equivalents - end of period	$297,586	$119,905

Supplemental cash flow information:
Interest paid	$104,622	$111,969
Income taxes paid, net of refunds	$44,996	$13,947
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$53,093	$84,323

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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 40% and 43% of consolidated revenue for the three month periods ended June 30, 2024 and 2023, respectively, and totaled 40% and 45% for the six month periods ended June 30, 2024 and 2023, respectively.

For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% of consolidated revenue for both the three and six month periods ended June 30, 2024, and totaled approximately 3% for both the three and six month periods ended June 30, 2023.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined based on management’s estimates. For the six month periods ended June 30, 2024 and 2023, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2023 and 2022. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods positively affected revenue by approximately 0.4% and 1.5% for the three month periods ended June 30, 2024 and 2023, respectively, and such net changes positively affected revenue by approximately 0.2% and 0.6% for the six month periods ended June 30, 2024 and 2023, respectively.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of June 30, 2024, the amount of the Company’s remaining performance obligations was $9.3 billion. Based on current expectations, the Company anticipates it will recognize approximately $4.2 billion, or 45.0%, of its remaining performance obligations as revenue during 2024, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of June 30, 2024 and December 31, 2023, the Company’s contract transaction prices included approximately $175 million and $194 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both June 30, 2024 and December 31, 2023, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted	$33,988	$15,542	$(7,192)	$(64,998)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,038	77,635	77,984	77,306
Dilutive common stock equivalents (a)	822	737	—	—
Weighted average shares outstanding - diluted	78,860	78,372	77,984	77,306
(a)For the three month periods ended June 30, 2024 and 2023, anti-dilutive common stock equivalents totaled approximately 5,000 and 2,000 shares, respectively, and for the six month periods ended June 30, 2024 and 2023, such shares totaled approximately 929,000 and 1,147,000, respectively.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the six month period ended June 30, 2024 (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Oil and Gas	Total Goodwill
Goodwill, gross, as of December 31, 2023	$646.9	$742.0	$270.8	$586.0	$2,245.7
Accumulated impairment loss (a)	—	—	—	(119.3)	(119.3)
Goodwill, net, as of December 31, 2023	$646.9	$742.0	$270.8	$466.7	$2,126.4
Currency translation adjustments	—	—	—	(0.5)	(0.5)
Goodwill, net as of June 30, 2024	$646.9	$742.0	$270.8	$466.2	$2,125.9
(a)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.

The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2023	$1,096.6	$229.0	$87.6	$1,413.2
Accumulated amortization	(529.3)	(49.8)	(49.8)	(628.9)
Other intangible assets, net, as of December 31, 2023	$567.3	$179.2	$37.8	$784.3
Additions from new business combinations	0.8	—	—	0.8
Currency translation adjustments	—	—	(0.6)	(0.6)
Amortization expense	(54.7)	(9.3)	(3.3)	(67.3)
Other intangible assets, net, as of June 30, 2024	$513.4	$169.9	$33.9	$717.2
(a)Includes approximately $34.5 million of non-amortizing trade names as of both June 30, 2024 and December 31, 2023.
(b)Consists principally of pre-qualifications and non-compete agreements.
During the first quarter of 2024, the reporting units within the Power Delivery operating segment were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of the segment, including from the effects of the Company’s recent transformative acquisition efforts. Under the new reporting unit structure, each of the five components within the Power Delivery operating segment is a reporting unit. Management performed testing under the previous reporting unit structure and determined that no goodwill impairment existed, and under the new reporting unit structure the estimated fair values of all but one of the reporting units substantially exceeded their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values. As of March 31, 2024, the reporting unit that did not substantially exceed its carrying value had approximately $47.1 million of goodwill. This reporting unit’s estimated fair value exceeded its carrying value by approximately 16%. Significant assumptions used in testing this reporting unit included terminal values based on a terminal growth rate of 3%, 5 years of discounted cash flows prior to the terminal value, including revenue growth and EBITDA margin assumptions, and a weighted average discount rate of 12%.
Additionally, no events occurred during the three month period ended June 30, 2024 that would indicate it was more likely than not that a goodwill impairment exists. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, market interest rates or other market disruptions, including from geopolitical or other events, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
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
2024 Acquisitions. In July 2024, MasTec acquired all of the equity interests of a construction company focused on underground utility infrastructure for industrial and municipal projects, with expertise in data center utility systems, for approximately $35 million in cash and a five year earn-out liability. The Company expects to include the results of operations from the date of acquisition within the Power Delivery segment. The Company is in the process of preparing its initial valuation of the tangible and intangible assets relating to this acquisition and the allocation of the purchase price to the assets acquired and liabilities assumed.
2023 Acquisitions. During 2023, MasTec completed four acquisitions, including the acquisition of certain assets of a telecommunications company specializing in wireless services, which acquisition was included within the Company’s Communications segment, and was effective in January; and, effective in July, the acquisition of the equity interests of a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area, which acquisition was included within the Company’s Communications segment. Determination of the estimated fair values of the net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC Topic 805, Business Combinations (“ASC 805”), was substantially complete as of June 30, 2024, with exception for certain seller tax reimbursements. Additionally, effective in May 2023, MasTec acquired certain of the equity interests of two equipment companies which were accounted for as asset acquisitions under ASC 805 and were included within the Company’s Oil and Gas segment.
The aggregate purchase price of the Company’s 2023 acquisitions was composed of approximately $69 million in cash, net of cash acquired, and an earn-out liability valued at approximately $1 million. As of June 30, 2024, the remaining potential undiscounted earn-out liabilities for the 2023 acquisitions was estimated to be up to $2 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $42 million of the goodwill balance related to the 2023 acquisitions is expected to be tax deductible as of June 30, 2024.
Acquisition and integration costs. In 2021, the Company initiated a significant transformation of its end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future growth opportunities. This transformation included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity resulted in significant acquisition and integration costs in prior periods. These acquisition and integration activities were completed in the fourth quarter of 2023. For the three and six month periods ended June 30, 2023, such acquisition and integration costs totaled approximately $22.7 million and $39.8 million, respectively, of which $20.4 million and $35.0 million, respectively, was included within general and administrative expenses, and of which $2.3 million and $4.8 million, respectively, was included within costs of revenue, excluding depreciation and amortization.
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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which we refer to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s Earn-out liabilities totaled $71.1 million and $77.4 million, respectively. Earn-out liabilities included within other current liabilities totaled approximately $38.5 million and $29.8 million as of June 30, 2024 and December 31, 2023, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 14.0% as of June 30, 2024, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of June 30, 2024, the range of potential undiscounted Earn-out liabilities was estimated to be between $24 million and $82 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. There were no additions from new business combinations or measurement period adjustments in any of the three or six month periods ended June 30, 2024 or 2023. Fair value adjustments totaled an increase, net, of approximately $4.3 million for the three month period ended June 30, 2024 and related primarily to acquisitions within the Company’s Oil and Gas segment, and for the six month period ended June 30, 2024, totaled a decrease, net, of approximately $1.8 million and related primarily to acquisitions within the Company’s Communications and Oil and Gas segments. For the three and six month periods ended June 30, 2023, fair value adjustments totaled a decrease, net, of approximately $1.8 million and $2.1 million, respectively, including decreases related to acquisitions within the Company’s Communications segment, which were largely offset by increases related to acquisitions within the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Earn-out payments totaled approximately $4.6 million for both the three and six month periods ended June 30, 2024, and totaled approximately $24.5 million and $26.1 million for the three and six month periods ended June 30, 2023, respectively.
Equity Investments
The Company’s equity investments as of June 30, 2024 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of June 30, 2024 and December 31, 2023, the aggregate carrying value of the Company’s equity investments totaled approximately $328 million and $319 million, respectively. There were no impairments related to these investments in any of the three or six month periods ended June 30, 2024 or 2023.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $6.4 million and $14.1 million for the three and six month periods ended June 30, 2024, respectively, and totaled approximately $7.5 million and $15.4 million for the three and six month periods ended June 30, 2023, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled approximately $5.1 million and $9.3 million for the three and six month periods ended June 30, 2024, respectively, and totaled approximately $1.5 million and $5.8 million for the three and six month periods ended June 30, 2023, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $130.4 million as of June 30, 2024. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $282 million and $274 million as of June 30, 2024 and December 31, 2023, respectively.

Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. For both the six month periods ended June 30, 2024 and 2023, the Company made equity contributions of approximately $0.2 million to these entities. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $1.2 million and $2.4 million for the three and six month periods ended June 30, 2024, respectively, and totaled approximately $0.7 million and $1.5 million for the three and six month periods ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, related amounts payable to these entities totaled approximately $0.2 million and $0.1 million, respectively. In addition, the Company has advanced amounts to certain of these entities, which for the six month periods ended June 30, 2024 and 2023, totaled approximately $0.1 million and $0.4 million, respectively. As of June 30, 2024 and December 31, 2023, receivables related to these arrangements totaled approximately $4.2 million and $4.0 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of June 30, 2024, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as a non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in the first quarter of 2024. As of June 30, 2024 and December 31, 2023, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $15.7 million and $1.7 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and cash. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $13.8 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, which amounts consisted primarily of accounts payable and accrued salaries and wages. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $24 million and $23 million as of June 30, 2024 and December 31, 2023, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $35 million as of both June 30, 2024 and December 31, 2023.
Senior Notes
As of both June 30, 2024 and December 31, 2023, the gross carrying amount of the Company’s 4.500% senior notes due August 15, 2028 (the “4.500% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $571.2 million and $565.2 million for the respective periods. As of June 30, 2024, the gross carrying amount of the Company’s 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”) totaled $550.0 million, and their estimated fair value totaled approximately $552.2 million. As of June 30, 2024 and December 31, 2023, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 (the “6.625% Senior Notes”) totaled $91.7 million and $284.2 million, respectively, and their estimated fair value totaled approximately $94.6 million and $273.9 million for the respective periods. As of June 30, 2024, the estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs. In the first quarter of 2024, management reevaluated its fair value hierarchy determination for its senior notes to better align with the valuation hierarchy of the fair value guidance, which resulted in an update of the Level determination from Level 1 inputs to Level 2 inputs. The update had no effect on the reported fair values of the related senior notes.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2024	December 31, 2023
Contract billings	$1,361.9	$1,385.2
Less allowance	(19.9)	(15.1)
Accounts receivable, net of allowance	$1,342.0	$1,370.1

Retainage	$324.9	$356.4
Unbilled receivables	1,208.6	1,400.0
Contract assets	$1,533.5	$1,756.4
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables, which are included in contract assets, include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. For the six month period ended June 30, 2024, provisions for credit losses totaled approximately $3.9 million, including certain project-specific reserves, and for the six month period ended June 30, 2023, provisions for credit losses totaled a recovery of approximately $0.7 million. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $620.7 million and $481.0 million as of June 30, 2024 and December 31, 2023, respectively, of which deferred revenue comprised approximately $614.5 million and $475.2 million, respectively. The increase in contract liabilities as of June 30, 2024 was driven primarily by ordinary course project activity, including in connection with new project starts within the Company’s Clean Energy and Infrastructure segment. For the six month periods ended June 30, 2024 and 2023, the Company recognized revenue of approximately $374.1 million and $342.2 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. Beginning in the third quarter of 2023, the Company entered into certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the six month period ended June 30, 2024, the Company sold approximately $228 million of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of June 30, 2024 and December 31, 2023, outstanding sold receivables related thereto totaled approximately $85 million and $64 million, respectively, which amounts are excluded from Accounts Receivable, net of Allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $5.1 million and $4.2 million for the three month periods ended June 30, 2024 and 2023, respectively, and totaled approximately $10.3 million and $8.0 million for the six month periods ended June 30, 2024 and 2023, respectively.
Note 6 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2024	December 31, 2023
Senior credit facility:	November 1, 2026
Revolving loans		$360.0	$773.0
Term loan		336.9	341.3
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	—
6.625% Senior Notes	August 15, 2029	91.7	284.2
Five-Year Term Loan Facility	October 7, 2027	292.5	300.0
Three-Year Term Loan Facility	October 7, 2025	—	400.0
Finance lease and other obligations		347.2	380.3
Total debt obligations		$2,578.3	$3,078.8
Less unamortized deferred financing costs		(17.2)	(13.5)
Total debt, net of deferred financing costs		$2,561.1	$3,065.3
Current portion of long-term debt		201.5	177.2
Long-term debt		$2,359.6	$2,888.1
Second Quarter 2024 Debt Transactions
On June 10, 2024, the Company completed an offering of $550 million aggregate principal amount of 5.900% Senior Notes. Interest on the 5.900% Senior Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2024. The 5.900% Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness. The 5.900% Senior Notes are effectively subordinated to all secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all of the obligations of the subsidiaries of the Company, including trade payables. Financing costs incurred in connection with the issuance of the 5.900% Senior Notes totaled approximately $5.9 million, which will be amortized over the term of the 5.900% Senior Notes using the effective interest method.
The Company has the option to redeem all or a portion of the 5.900% Senior Notes at the redemption prices specified in the indenture that governs the 5.900% Senior Notes (the “5.900% Senior Notes Indenture”), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If a change of control triggering event, as defined in the 5.900% Senior Notes Indenture, occurs, each holder of the 5.900% Senior Notes will have the right to require the Company to repurchase all or any portion of such holder’s 5.900% Senior Notes then outstanding at a price equal to 101% of the principal amount of the 5.900% Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, subject to the right of holders of 5.900% Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

The 5.900% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries to create liens, enter into sale and leaseback transactions and effect mergers, subject to certain exceptions. The 5.900% Senior Notes Indenture provides for customary events of default, which include, subject, in certain cases, to customary grace and cure periods, among others, nonpayment of principal or interest; breach of other covenants or agreements in the 5.900% Senior Notes Indenture; failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% of the 5.900% Senior Notes then outstanding may declare the principal amount, premium, if any, and accrued interest on all of the 5.900% Senior Notes to be immediately due and payable.
Concurrently with the Company’s offering of the 5.900% Senior Notes, IEA Energy Services LLC (“IEA LLC”), a wholly-owned subsidiary of the Company, launched a tender offer and consent solicitation (the “IEA Tender”) for IEA LLC’s 6.625% senior notes due 2029 (the “6.625% IEA Senior Notes”). The Company used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $203.7 million in aggregate principal amount of 6.625% IEA Senior Notes tendered at a price equal to 100.0% of the principal amount of the 6.625% IEA Senior Notes, plus accrued and unpaid interest to, but excluding, the payment date. In July 2024, subsequent to the IEA Tender, IEA LLC exercised its right under the indenture that governs the 6.625% IEA Senior Notes to redeem the remaining $21.4 million in aggregate principal amount of the 6.625% IEA Senior Notes at a price equal to 95.0% of the principal amount of the 6.625% IEA Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The remaining net proceeds from the 5.900% Senior Notes offering were used, along with available cash, for the repayment of the Company’s $400.0 million Three-Year Term Loan Facility. The Company recorded a pre-tax debt extinguishment loss of approximately $11.3 million in the second quarter of 2024 in connection with these transactions, which is separately presented within the Company’s consolidated statements of operations.
Senior Credit Facility
The Company maintains a $2.25 billion senior unsecured credit facility (the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350.0 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of June 30, 2024 and December 31, 2023, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
Revolving loans accrued interest at weighted average rates of approximately 6.81% and 7.71% per annum as of June 30, 2024 and December 31, 2023, respectively. The Term Loan accrued interest at rates of 6.82% and 7.08% as of June 30, 2024 and December 31, 2023, respectively. Letters of credit of approximately $66.1 million and $64.9 million were issued as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, letter of credit fees accrued at 0.5625% and 0.6875% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.375% and 1.625% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2024 and December 31, 2023, availability for revolving loans totaled $1,473.9 million and $1,062.1 million, respectively, or up to $583.9 million and $585.1 million, respectively, for new letters of credit. There were no outstanding revolving borrowings denominated in foreign currencies as of either June 30, 2024 or December 31, 2023. Revolving loan borrowing capacity included $300.0 million of availability in either Canadian dollars or Mexican pesos as of both June 30, 2024 and December 31, 2023. The unused facility fee as of June 30, 2024 and December 31, 2023 accrued at rates of 0.200% and 0.225% per annum, respectively.
Other Credit Facilities
The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. As of June 30, 2024, outstanding borrowings under the Company’s other credit facilities totaled approximately $1.2 million and accrued interest at a rate of 7.70%, and as of December 31, 2023, there were no outstanding borrowings. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of June 30, 2024 and December 31, 2023, letters of credit issued under this facility totaled $17.8 million and $17.2 million, respectively, which accrued fees at 0.75% and 0.90% per annum, respectively.
Five-Year Term Loan Facility
As of June 30, 2024, the Company had $292.5 million outstanding under an unsecured five-year term loan (the “Five-Year Term Loan”), for which the original principal amount totaled $300.0 million. The Five-Year Term Loan is subject to amortization in quarterly principal installments of approximately $3.75 million, which installments commenced on March 31, 2024 and will increase to $7.5 million on March 31, 2026 until maturity, subject to the application of certain prepayments. As of June 30, 2024 and December 31, 2023, the Five-Year Term Loan accrued interest at rates of 6.25% and 6.96%, respectively. The fair value of the Five-Year Term Loan as of June 30, 2024 and December 31, 2023, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both June 30, 2024 and December 31, 2023.

Additional Information
As of June 30, 2024 and December 31, 2023, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $22.0 million and $24.1 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 – Debt in the Company’s 2023 Form 10-K.
Note 7 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including certain related party leases. As of June 30, 2024, the Company’s leases have remaining lease terms of up to 15 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of June 30, 2024 and December 31, 2023 totaled $668.4 million and $679.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $437.5 million and $473.3 million as of June 30, 2024 and December 31, 2023, respectively. Depreciation expense associated with finance leases totaled $22.7 million and $24.5 million for the three month periods ended June 30, 2024 and 2023, respectively, and totaled $46.9 million and $52.5 million for the six month periods ended June 30, 2024 and 2023, respectively.
Operating Leases
Operating lease additions for the three month periods ended June 30, 2024 and 2023 totaled $35.6 million and $97.2 million, respectively, and for the six month periods ended June 30, 2024 and 2023, totaled $115.8 million and $123.5 million, respectively. For the three month periods ended June 30, 2024 and 2023, rent expense for leases that have terms in excess of one year totaled approximately $48.9 million and $37.5 million, respectively, of which $4.6 million and $3.6 million, respectively, represented variable lease costs. For the six month periods ended June 30, 2024 and 2023, rent expense for such leases totaled approximately $97.4 million and $72.7 million, respectively, of which $9.3 million and $7.6 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $125.4 million and $130.7 million for the three month periods ended June 30, 2024 and 2023, respectively, and totaling approximately $261.0 million and $241.8 million for the six month periods ended June 30, 2024 and 2023, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of June 30, 2024 were as follows (in millions):

	Finance Leases	Operating Leases
2024, remaining six months	$78.9	$84.6
2025	126.4	148.1
2026	68.6	111.2
2027	28.5	61.2
2028	6.4	28.1
Thereafter	0.7	39.0
Total minimum lease payments	$309.5	$472.2
Less amounts representing interest	(18.3)	(42.1)
Total lease obligations, net of interest	$291.2	$430.1
Less current portion	138.8	147.0
Long-term portion of lease obligations, net of interest	$152.4	$283.1
As of June 30, 2024 and December 31, 2023, finance leases had weighted average remaining lease terms of 2.4 years and 2.6 years, respectively, and a weighted average discount rate of 4.8% and 4.7% for the respective periods. Non-cancelable operating leases had weighted average remaining lease terms of 3.8 years as of both June 30, 2024 and December 31, 2023, and a weighted average discount rate of 5.0% and 4.8% for the respective periods.
Note 8 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. In May 2024, MasTec’s shareholders approved the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2013 Incentive Plan”) and the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (the “2011 ESPP”), which amendments included the authorization to issue an additional 1,200,000 shares under the 2013 Incentive Plan and 1,000,000 shares under the 2011 ESPP. Under all stock-based compensation plans in effect as of June 30, 2024, there were approximately 4,441,000 shares available for future grants. Non-cash stock-based compensation expense under all plans totaled approximately $7.0 million and $8.6 million for the three month periods ended June 30, 2024 and 2023, respectively, and totaled approximately $16.7 million and $17.1 million for the six month periods ended June 30, 2024 and 2023, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.1 million and $1.5 million for the three month periods ended June 30, 2024 and 2023, respectively. For the six month periods ended June 30, 2024 and 2023, income tax benefits totaled $3.0 million and $11.8 million, respectively, including net tax shortfalls related to the vesting of share-based payment awards totaling $0.1 million and net tax benefits totaling $8.9 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of June 30, 2024, total unearned compensation related to restricted shares was approximately $52.7 million, which amount is expected to be recognized over a weighted average period of approximately 2.0 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $1.1 million and $0.7 million for the three month periods ended June 30, 2024 and 2023, respectively, and totaled approximately $14.4 million and $78.0 million for the six month periods ended June 30, 2024 and 2023, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2023	1,505,996	$71.35
Granted	237,228	86.65
Vested	(166,878)	91.41
Canceled/forfeited	(253,839)	50.68
Non-vested restricted shares, as of June 30, 2024	1,322,507	$75.53
(a)    Includes 1,000 restricted stock units as of both June 30, 2024 and December 31, 2023.
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
For the three month periods ended June 30, 2024 and 2023, participants under the Company’s ESPPs purchased 24,944 shares and 25,353 shares, respectively, for $2.1 million in both periods, and for the six month periods ended June 30, 2024 and 2023, 54,858 shares and 46,651 shares, respectively, were purchased for $4.0 million and $3.8 million, respectively. In each of the three and six month periods ended June 30, 2024 and 2023, shares purchased by participants under the Company’s ESPPs were delivered with shares reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.4 million for both the three month periods ended June 30, 2024 and 2023, and totaled approximately $0.8 million and $0.7 million for the six month periods ended June 30, 2024 and 2023, respectively.
Note 9 – Equity
Share Repurchases
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase program does not have an expiration date and may be modified or suspended at any time at the Company’s discretion. There were no share repurchases under the Company’s share repurchase program in any of the three or six month periods ended June 30, 2024 or 2023. As of June 30, 2024, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, in each of the three and six month periods ended June 30, 2024 and 2023 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss in each of the three and six month periods ended June 30, 2024 and 2023 relates to unrealized investment gains or losses associated with interest rate swaps for the Waha JVs.

Note 10 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended June 30, 2024 and 2023, the Company’s consolidated effective tax rates were 30.7% and 14.9%, respectively, and for the six month periods ended June 30, 2024 and 2023 were 47.0% and 39.6%, respectively. The Company’s effective tax rate for the six month period ended June 30, 2024 included the effect of an increase in non-deductible expenses as compared with the same period in 2023. For the six month period ended June 30, 2023, the Company’s effective tax rate included a net tax benefit of approximately $8.9 million related to share-based payment awards and a benefit from certain prior period tax return adjustments.
Note 11 – Segments and Related Information
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2024	2023	2024	2023
Communications (a)	$824.6	$868.7	$1,557.5	$1,675.2
Clean Energy and Infrastructure	942.3	969.7	1,695.8	1,794.6
Power Delivery	636.6	702.6	1,207.5	1,412.0
Oil and Gas	572.4	341.8	1,206.2	598.3
Other	—	—	—	—
Eliminations	(14.8)	(8.7)	(19.1)	(21.3)
Consolidated revenue	$2,961.1	$2,874.1	$5,647.9	$5,458.8
(a)    Revenue generated primarily by utilities customers represented 25.0% and 23.6% of Communications segment revenue for the three month periods ended June 30, 2024 and 2023, respectively, and represented 26.3% and 23.6% for the six month periods ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2024	2023	2024	2023
Communications	$81.9	$89.5	$130.7	$142.3
Clean Energy and Infrastructure	47.4	33.2	67.8	38.5
Power Delivery	51.4	57.1	78.7	104.5
Oil and Gas	135.1	77.0	227.8	91.5
Other	2.8	6.8	9.8	13.9
Segment EBITDA	$318.6	$263.6	$514.8	$390.7
For both the three and six month periods ended June 30, 2024, Corporate EBITDA included a loss on debt extinguishment of $11.3 million. For the three month period ended June 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.6 million, $16.4 million and $0.3 million, respectively, of acquisition and integration costs related to certain acquisitions, and Corporate EBITDA included $1.4 million of such costs, and, for the six month period ended June 30, 2023, $13.5 million, $21.7 million , $1.9 million and $2.7 million, of such costs were included in EBITDA of the segments and Corporate, respectively. Additionally, for the six month period ended June 30, 2023, Corporate EBITDA included fair value losses of $0.2 million related to an investment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2024	2023	2024	2023
Income (loss) before income taxes	$63.1	$19.7	$17.6	$(105.6)
Plus:
Interest expense, net	50.6	59.4	102.6	112.1
Depreciation	102.1	103.0	209.6	210.3
Amortization	33.6	42.0	67.3	84.0
Corporate EBITDA	69.2	39.4	117.7	89.9
Segment EBITDA	$318.6	$263.6	$514.8	$390.7

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2024	2023	2024	2023
Communications	$32.3	$34.0	$65.7	$68.6
Clean Energy and Infrastructure	31.2	31.7	63.5	70.1
Power Delivery	34.1	40.2	68.3	79.4
Oil and Gas	35.7	36.6	74.3	70.9
Other	—	—	—	—
Corporate	2.5	2.6	5.1	5.3
Consolidated depreciation and amortization	$135.8	$145.1	$276.9	$294.3

Assets:	June 30, 2024	December 31, 2023
Communications	$2,148.4	$2,332.2
Clean Energy and Infrastructure	2,650.3	2,978.8
Power Delivery	1,741.9	1,837.1
Oil and Gas	1,690.2	1,758.0
Other	317.2	305.0
Corporate	131.0	162.4
Consolidated assets	$8,679.0	$9,373.5
Foreign Operations and Other. MasTec operates primarily within the United States and Canada, and, to a far lesser extent, the Caribbean, India and Mexico. Revenue derived from foreign operations totaled $24.2 million and $22.1 million for the three month periods ended June 30, 2024 and 2023, respectively, and totaled $50.9 million and $49.6 million for the six month periods ended June 30, 2024 and 2023, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. As of June 30, 2024 and December 31, 2023, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $15.5 million and $17.5 million, respectively, and intangible assets and goodwill, net, of $29.9 million and $32.6 million, for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. Revenue from governmental entities for the three month periods ended June 30, 2024 and 2023 totaled approximately 14% and 12% of total revenue, respectively, and for the six month periods ended June 30, 2024 and 2023, totaled approximately 13% and 10% of total revenue, respectively, substantially all of which was derived from its U.S. operations.
Significant Customers
No customer represented greater than 10% of the Company’s total consolidated revenue in any of the three or six month periods ended June 30, 2024 and 2023.
Note 12 – Commitments and Contingencies
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
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 7 – Lease Obligations and Note 13 – Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2024 and December 31, 2023, there were $83.9 million and $82.1 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2024 or December 31, 2023.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2024 and December 31, 2023, outstanding performance and payment bonds approximated $6.7 billion and $5.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $2.1 billion and $1.6 billion, respectively. Included in these balances as of June 30, 2024 and December 31, 2023 are $825.2 million and $368.3 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of five civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2024, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2024 and December 31, 2023 are amounts held by entities that are proportionately consolidated totaling $62.8 million and $38.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 – Fair Value of Financial Instruments and Note 13 – Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $2.1 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively, which amounts are generally not available for use in the Company’s other operations.

MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $217.6 million and $209.7 million as of June 30, 2024 and December 31, 2023, respectively, of which $153.7 million and $141.0 million was reflected within other long-term liabilities in the consolidated balance sheets for the respective periods. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $5.5 million and $4.1 million as of June 30, 2024 and December 31, 2023, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $9.1 million and $9.6 million as of June 30, 2024 and December 31, 2023, respectively. Outstanding surety bonds related to self-insurance programs amounted to $190.0 million and $192.7 million as of June 30, 2024 and December 31, 2023, respectively.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both June 30, 2024 and December 31, 2023, the Company had accrued project close-out liabilities of approximately $20 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,080 customers for the six month period ended June 30, 2024. As of June 30, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2023, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position. The Company derived approximately 36% and 35%, respectively, of its revenue from its top ten customers for the three month periods ended June 30, 2024 and 2023, and derived approximately 39% and 36% of such revenue for the six month periods ended June 30, 2024 and 2023, respectively.
Note 13 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended June 30, 2024 and 2023, such payments to related party entities totaled approximately $8.3 million and $10.7 million, respectively, and for the six month periods ended June 30, 2024 and 2023, such payments totaled approximately $18.6 million and $26.8 million, respectively. Payables associated with such arrangements totaled approximately $0.7 million and $2.7 million as of June 30, 2024 and December 31, 2023, respectively. Revenue from such related party arrangements totaled approximately $4.2 million and $5.2 million for the three month periods ended June 30, 2024 and 2023, respectively, and totaled approximately $8.6 million and $7.4 million for the six month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled a receivable of approximately $3.0 million, and as of December 31, 2023, totaled a liability of approximately $0.4 million.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three month periods ended June 30, 2024 and 2023, MasTec paid CCI approximately $2.8 million and $0.3 million, respectively, and for the six month periods ended June 30, 2024 and 2023, MasTec paid approximately $8.6 million and $1.3 million, respectively, for such equipment, supply and servicing expenses. Amounts payable to CCI totaled approximately $1.0 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively. The Company also rents equipment to CCI. For both the three and six month periods ended June 30, 2024, revenue from such equipment rentals to CCI totaled approximately $0.2 million, and for both the three and six month periods ended June 30, 2023, there was no revenue from such arrangements. As of June 30, 2024, related amounts receivable totaled $0.2 million, and as of December 31, 2023, there were no amounts outstanding.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three and six month periods ended June 30, 2024, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $1.2 million and $4.9 million, respectively, and for both the three and six month periods ended June 30, 2023, subcontracting expenses totaled approximately $0.4 million. Related amounts payable totaled approximately $0.5 million and $3.1 million as of June 30, 2024 and December 31, 2023, respectively.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas, under which a new leasing agreement was entered into in December of 2023. For the three month periods ended June 30, 2024 and 2023, payments related to this leasing arrangement totaled approximately $1.6 million and $0.7 million, respectively, and for the six month periods ended June 30, 2024 and 2023, payments totaled approximately $2.9 million and $1.4 million, respectively. As of June 30, 2024, there were no amounts payable related to this arrangement, and as of December 31, 2023, related amounts payable totaled approximately $0.2 million.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as wireless infrastructure services. In the third quarter of 2023, construction services related to site preparation for a new soccer complex began. For the three month periods ended June 30, 2024 and 2023, revenue under these arrangements totaled approximately $3.6 million and $0.1 million, respectively, and totaled approximately $8.7 million and $0.2 million for the six month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, amounts receivable related to these arrangements totaled approximately $5.0 million and $4.1 million, respectively. Payments for other expenses related to the Franchise totaled approximately $0.4 million and $0.2 million for the three month periods ended June 30, 2024 and 2023, respectively, and for both the six month periods ended June 30, 2024 and 2023, totaled approximately $0.6 million. There were no amounts payable as of either June 30, 2024 or December 31, 2023.
MasTec has a subcontracting arrangement to perform construction services for an entity, in which José R. Mas previously held a minority interest. On January 1, 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million.
From time to time, the Company pays amounts on behalf of or to the former owners of acquired businesses, which, under the provisions of the related purchase agreements, the former owners are obligated to repay. The Company made no advances during either of the three month periods ended June 30, 2024 and 2023, and for the six month periods ended June 30, 2024 and 2023, such payments totaled approximately $0.3 million and $0.1 million, respectively. Amounts receivable for such payments, which are expected to be settled under customary terms associated with the related purchase agreements, totaled approximately $2.9 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended June 30, 2024 and 2023, and totaled approximately $0.4 million for both the six month periods ended June 30, 2024 and 2023. As of both June 30, 2024 and December 31, 2023, related amounts receivable totaled approximately $0.4 million.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment, including the ownership interests in two entities that the Company acquired in the second quarter of 2023, of which it sold certain minority interests to members of management of a MasTec subsidiary for $7.1 million of notes receivable in the fourth quarter of 2023. These notes, which bear interest at a rate of 5.0% per annum, and of which $4.9 million and $6.9 million was outstanding as of June 30, 2024 and December 31, 2023, respectively, are recorded within other current or long-term assets, as appropriate, in the consolidated balance sheets. For the three and six month periods ended June 30, 2024, the Company recognized interest income related to these notes of approximately $0.1 million and $0.2 million, respectively. Additionally, in the first quarter of 2023, the Company acquired the remaining 15% equity interests in one of its subsidiaries, which interests were previously accounted for as non-controlling interests, from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. For both the three and six month periods ended June 30, 2024, the Company paid approximately $0.7 million in connection with these agreements, and paid approximately $1.2 million for both the three and six month periods ended June 30, 2023. As of June 30, 2024 and December 31, 2023, life insurance assets associated with these agreements totaled approximately $27.9 million and $27.2 million, respectively.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended June 30, 2024 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2023 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
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
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for approximately 95 years. For the twelve month period ended June 30, 2024, we had an average of approximately 34,000 employees and 820 locations. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas; and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. See Note 11 – Segments and Related Information and Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 45% of our estimated June 30, 2024 backlog in 2024. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	June 30, 2024	March 31, 2024	June 30, 2023
Communications	$5,898	$5,797	$5,420
Clean Energy and Infrastructure	3,666	3,504	3,324
Power Delivery	2,974	2,479	2,656
Oil and Gas	800	1,057	2,042
Other	—	—	—
Estimated 18-month backlog	$13,338	$12,837	$13,442
As of June 30, 2024, 54% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of June 30, 2024, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.2 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $3.2 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2024 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.8 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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
In connection with the restructuring in the first quarter of 2024 of the reporting units in the Power Delivery segment, management performed a quantitative assessment of the goodwill associated with each of the five reporting units of the Power Delivery operating segment. For additional details of the restructuring and the related assessment, refer to Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference.
There were no material changes in our critical accounting estimates or policies during the three month period ended June 30, 2024, and other than the update to the reporting unit structure of the Power Delivery operating segment as described above, there were no material changes during the six month period ended June 30, 2024.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Revenue	$2,961.1	100.0%	$2,874.1	100.0%	$5,647.9	100.0%	$5,458.8	100.0%
Costs of revenue, excluding depreciation and amortization	2,540.4	85.8%	2,484.8	86.5%	4,920.1	87.1%	4,844.3	88.7%
Depreciation	102.1	3.4%	103.0	3.6%	209.6	3.7%	210.3	3.9%
Amortization of intangible assets	33.6	1.1%	42.0	1.5%	67.3	1.2%	84.0	1.5%
General and administrative expenses	167.1	5.6%	176.2	6.1%	332.6	5.9%	340.1	6.2%
Interest expense, net	50.6	1.7%	59.4	2.1%	102.6	1.8%	112.1	2.1%
Equity in earnings of unconsolidated affiliates, net	(5.9)	(0.2)%	(7.5)	(0.3)%	(15.1)	(0.3)%	(16.6)	(0.3)%
Loss on extinguishment of debt	11.3	0.4%	—	—%	11.3	0.2%	—	—%
Other (income) expense, net	(1.3)	(0.0)%	(3.5)	(0.1)%	1.9	0.0%	(9.7)	(0.2)%
Income (loss) before income taxes	$63.1	2.1%	$19.7	0.7%	$17.6	0.3%	$(105.6)	(1.9)%
(Provision for) benefit from income taxes	(19.3)	(0.7)%	(2.9)	(0.1)%	(8.3)	(0.1)%	41.8	0.8%
Net income (loss)	$43.8	1.5%	$16.8	0.6%	$9.3	0.2%	$(63.8)	(1.2)%
Net income attributable to non-controlling interests	9.8	0.3%	1.2	0.0%	16.5	0.3%	1.2	0.0%
Net income (loss) attributable to MasTec, Inc.	$34.0	1.1%	$15.5	0.5%	$(7.2)	(0.1)%	$(65.0)	(1.2)%
We review our operating results by reportable segment. See Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Oil and Gas; and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. The following table presents revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions):

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Segment:	2024	2023	2024	2023	2024		2023 (a)		2024		2023 (a)
Communications	$824.6	$868.7	$1,557.5	$1,675.2	$81.9	9.9%	$89.5	10.3%	$130.7	8.4%	$142.3	8.5%
Clean Energy and Infrastructure	942.3	969.7	1,695.8	1,794.6	47.4	5.0%	33.2	3.4%	67.8	4.0%	38.5	2.1%
Power Delivery	636.6	702.6	1,207.5	1,412.0	51.4	8.1%	57.1	8.1%	78.7	6.5%	104.5	7.4%
Oil and Gas	572.4	341.8	1,206.2	598.3	135.1	23.6%	77.0	22.5%	227.8	18.9%	91.5	15.3%
Other	—	—	—	—	2.8	NM	6.8	NM	9.8	NM	13.9	NM
Eliminations	(14.8)	(8.7)	(19.1)	(21.3)	—	—	—	—	—	—	—	—
Segment Total	$2,961.1	$2,874.1	$5,647.9	$5,458.8	$318.6	10.8%	$263.6	9.2%	$514.8	9.1%	$390.7	7.2%
Corporate	—	—	—	—	(69.2)	—	(39.4)	—	(117.7)	—	(89.9)	—
Consolidated Total	$2,961.1	$2,874.1	$5,647.9	$5,458.8	$249.4	8.4%	$224.2	7.8%	$397.1	7.0%	$300.8	5.5%
NM - Percentage is not meaningful
(a)     For the three month period ended June 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.6 million, $16.4 million and $0.3 million, respectively, of acquisition and integration costs related to certain acquisitions, and Corporate EBITDA included $1.4 million of such costs, and, for the six month period ended June 30, 2023, $13.5 million, $21.7 million, $1.9 million and $2.7 million, of such costs were included in EBITDA of the segments and Corporate, respectively. These acquisition and integration activities were completed in the fourth quarter of 2023.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue. For the three month period ended June 30, 2024, consolidated revenue totaled $2,961 million as compared with $2,874 million for the same period in 2023, an increase of approximately $87 million, or 3%. Revenue in our Oil and Gas segment increased by approximately $231 million, or 67%, whereas revenue decreased in our Power Delivery segment by approximately $66 million, or 9%, in our Communications segment by approximately $44 million, or 5%, and in our Clean Energy and Infrastructure segment by approximately $27 million, or 3%. See below for details of revenue by segment.
Communications Segment. Communications revenue was $825 million for the three month period ended June 30, 2024 as compared with $869 million for the same period in 2023, a decrease of $44 million, or 5%. The decrease in revenue was driven primarily by lower levels of wireline and install-to-the-home project activity due, in part, to customer project timing in our wireline businesses and, for our install-to-the-home activities, changes in consumer behavior resulting in lower demand. These decreases were offset, in part, by an increase in utility project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $942 million for the three month period ended June 30, 2024, as compared with $970 million for the same period in 2023, a decrease of $27 million, or 3%, due primarily to lower levels of renewable and certain industrial and other infrastructure project work, offset, in part, by higher levels of heavy civil project activity, due to various factors affecting timing of project work.
Power Delivery Segment. Power Delivery revenue was $637 million for the three month period ended June 30, 2024, as compared with $703 million for the same period in 2023, a decrease of $66 million, or 9%. The decrease in revenue was primarily due to lower levels of project activity, including timing-related decreases in transmission and distribution-related project work, primarily due to regulatory effects, offset, in part, by an increase in substation-related project activity.
Oil and Gas Segment. Oil and Gas revenue was $572 million for the three month period ended June 30, 2024, as compared with $342 million for the same period in 2023, an increase of $231 million, or 67%, due primarily to higher levels of project activity, including from increased demand and project timing-related increases in large-diameter and midstream project activity due to improved market and regulatory conditions, partially offset by a reduction in pipeline integrity services.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $56 million, or 2%, to $2,540 million for the three month period ended June 30, 2024 from $2,485 million for the same period in 2023. Higher levels of revenue contributed an increase of $75 million in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $20 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 70 basis points to 85.8% of revenue for the three month period ended June 30, 2024 from 86.5% of revenue for the same period in 2023. The basis point decrease was due to a combination of improved project efficiencies and project mix, primarily within our Oil and Gas and Clean Energy and Infrastructure segments, and the positive effects of certain project close-outs, offset, in part, by reduced productivity from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. See “Analysis of EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. Depreciation was $102 million, or 3.4% of revenue, for the three month period ended June 30, 2024, as compared with $103 million, or 3.6% of revenue, for the same period in 2023. As a percentage of revenue, depreciation decreased by approximately 10 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $34 million, or 1.1% of revenue, for the three month period ended June 30, 2024, as compared with $42 million, or 1.5% of revenue, for the same period in 2023, a decrease of approximately $8 million, or 20%, due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 30 basis points as compared with the same period in 2023.
General and administrative expenses. General and administrative expenses totaled $167 million, or 5.6% of revenue, for the three month period ended June 30, 2024, as compared with $176 million, or 6.1% of revenue, for the same period in 2023, a decrease of approximately $9 million, or 5%. The decrease in general and administrative expenses was primarily due to a $20 million reduction in acquisition and integration costs, an increase in gains on sales of assets, net, and a decrease in various administrative costs, including information technology expenses, offset, in part, by increases in compensation and the effects of timing of ordinary course legal matters. Overall, general and administrative expenses decreased by approximately 50 basis points as a percentage of revenue for the three month period ended June 30, 2024 as compared with the same period in 2023.
Interest expense, net. Interest expense, net of interest income, was approximately $51 million, or 1.7% of revenue, for the three month period ended June 30, 2024, as compared with approximately $59 million, or 2.1% of revenue, for the same period in 2023, a decrease of approximately $9 million, or 15%. The decrease in interest expense, net, was primarily due to a reduction in our variable rate debt outstanding under our credit facility and term loans, offset, in part, by an increase in interest expense from our 5.900% Senior Notes and accounts receivable financing arrangements.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity method investments. For the three month periods ended June 30, 2024 and 2023, equity in earnings from unconsolidated affiliates, net, totaled approximately $6 million and $7 million, respectively, and related primarily to our investments in the Waha JVs.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the three month period ended June 30, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.
Other income, net. Other income, net, was $1 million for the three month period ended June 30, 2024, as compared with $4 million for the same period in 2023. For the three month period ended June 30, 2024, other income, net, included approximately $4 million of expense, net, from changes to estimated Earn-out accruals, offset by other miscellaneous income, net, including from legal and other settlements. The three month period ended June 30, 2023 included approximately $2 million of income, net, from changes to estimated Earn-out accruals, as well as other miscellaneous income, net.
Provision for income taxes. Income tax expense was $19 million for the three month period ended June 30, 2024, as compared with $3 million for the same period in 2023. Pre-tax income totaled $63 million for the three month period ended June 30, 2024, as compared with $20 million for the same period in 2023. For the three month period ended June 30, 2024, our effective tax rate was 30.7% as compared with 14.9% for the same period in 2023. Our effective tax rate in the second quarter of 2024 included the effect of an increase in non-deductible expenses whereas the same period in 2023 included the benefit from certain prior period tax return adjustments.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $82 million, or 9.9% of revenue, for the three month period ended June 30, 2024, as compared with $90 million, or 10.3% of revenue, for the same period in 2023, a decrease in EBITDA of approximately $8 million, or 9%. As a percentage of revenue, EBITDA decreased by approximately 40 basis points, or $3 million, due to reduced efficiencies and operating leverage from lower levels of revenue, offset, in part, by a reduction of approximately $5 million in certain acquisition and integration costs and the positive effects of certain project close-outs. Lower levels of revenue resulted in a decrease in EBITDA of approximately $5 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $47 million, or 5.0% of revenue, for the three month period ended June 30, 2024, as compared with $33 million, or 3.4% of revenue for the same period in 2023, an increase in EBITDA of approximately $14 million, or 43%. As a percentage of revenue, EBITDA increased by approximately 160 basis points, or $15 million, due to a combination of improved productivity and a reduction of approximately $16 million in certain acquisition and integration costs, offset, in part, by the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. Lower levels of revenue resulted in a decrease in EBITDA of approximately $1 million.
Power Delivery Segment. EBITDA for our Power Delivery segment was $51 million, or 8.1% of revenue, for the three month period ended June 30, 2024, as compared with EBITDA of $57 million, or 8.1% of revenue for the same period in 2023, a decrease in EBITDA of approximately $6 million, or 10%. As a percentage of revenue, EBITDA was flat and lower levels of revenue resulted in a decrease in EBITDA of approximately $5 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $135 million, or 23.6% of revenue for the three month period ended June 30, 2024, as compared with $77 million, or 22.5% of revenue for the same period in 2023, an increase in EBITDA of $58 million, or 75%. As a percentage of revenue, EBITDA increased by approximately 110 basis points, or $6 million, due primarily to improved productivity, including as a result of improved operating leverage from higher levels of revenue and project efficiencies, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $52 million.
Other Segment. EBITDA from Other businesses totaled approximately $3 million and $7 million for the three month periods ended June 30, 2024 and 2023, respectively. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $69 million for the three month period ended June 30, 2024, as compared with EBITDA of negative $39 million for the same period in 2023, for a decrease in EBITDA of approximately $30 million. For the three month period ended June 30, 2024, Corporate EBITDA included approximately $11 million of a loss on debt extinguishment and $4 million of expense, net, from changes to estimated Earn-out accruals. For the three month period ended June 30, 2023, Corporate EBITDA included approximately $2 million of income, net from changes to estimated Earn-out accruals. Corporate expenses for the three month period ended June 30, 2024 not related to the above-described items increased by approximately $13 million as compared with the same period in 2023, due primarily to increases in information technology and other administrative expenses as well as the effects of timing of ordinary course legal and other settlement matters.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue. For the six month period ended June 30, 2024, consolidated revenue totaled $5,648 million as compared with $5,459 million for the same period in 2023, an increase of approximately $189 million, or 3%. Revenue in our Oil and Gas segment increased by approximately $608 million, or 102%, whereas revenue decreased in our Power Delivery segment by approximately $205 million, or 14%, in our Communications segment by approximately $118 million, or 7%, and in our Clean Energy and Infrastructure segment by approximately $99 million, or 6%. See below for details of revenue by segment.
Communications Segment. Communications revenue was $1,558 million for the six month period ended June 30, 2024, as compared with $1,675 million for the same period in 2023, a decrease of $118 million, or 7%. The decrease in revenue was driven primarily by lower levels of wireless, wireline and install-to-the-home project activity due, in part, to customer project timing in our wireless and wireline businesses and, for our install-to-the-home activities, changes in consumer behavior resulting in lower demand. These decreases were offset, in part, by an increase in utility project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,696 million for the six month period ended June 30, 2024, as compared with $1,795 million for the same period in 2023, a decrease of $99 million, or 6%, due primarily to lower levels of renewable and certain industrial and other infrastructure project work, offset, in part, by higher levels of heavy civil project activity, due to various factors affecting timing of project work.
Power Delivery Segment. Power Delivery revenue was $1,208 million for the six month period ended June 30, 2024, as compared with $1,412 million for the same period in 2023, a decrease of $205 million, or 14%. The decrease in revenue was primarily due to lower levels of project activity, including timing-related decreases in transmission and distribution-related project work, primarily due to regulatory effects, offset, in part, by an increase in substation-related project activity.

Oil and Gas Segment. Oil and Gas revenue was $1,206 million for the six month period ended June 30, 2024, as compared with $598 million for the same period in 2023, an increase of $608 million, or 102%, due primarily to higher levels of project activity, including from increased demand and project timing-related increases in large-diameter and midstream project activity due to improved market and regulatory conditions, offset, in part, by a reduction in pipeline integrity services.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $76 million, or 2%, to $4,920 million for the six month period ended June 30, 2024 from $4,844 million for the same period in 2023. Higher levels of revenue contributed an increase of $168 million in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $92 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 160 basis points to 87.1% of revenue for the six month period ended June 30, 2024 from 88.7% of revenue for the same period in 2023. The basis point decrease was due to a combination of improved project efficiencies and project mix, primarily within our Oil and Gas and Clean Energy and Infrastructure segments, and the positive effects of certain project close-outs, offset, in part, by reduced productivity from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. See “Analysis of EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. Depreciation was $210 million, or 3.7% of revenue, for the six month period ended June 30, 2024, as compared with $210 million, or 3.9% of revenue, for the same period in 2023. As a percentage of revenue, depreciation decreased by approximately 10 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $67 million, or 1.2% of revenue, for the six month period ended June 30, 2024, as compared with $84 million, or 1.5% of revenue, for the same period in 2023, a decrease of approximately $17 million, or 20%, due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 30 basis points as compared with the same period in 2023.
General and administrative expenses. General and administrative expenses totaled $333 million, or 5.9% of revenue, for the six month period ended June 30, 2024, as compared with $340 million, or 6.2% of revenue, for the same period in 2023, a decrease of approximately $7 million, or 2%. The decrease in general and administrative expenses was primarily due to a $35 million reduction in acquisition and integration costs, an increase in gains on sales of assets, net, and a decrease in various administrative costs, including information technology expenses, offset, in part, by an increase in the provision for credit losses, increases in compensation and the effects of timing of ordinary course legal and other settlement matters. Overall, general and administrative expenses decreased by approximately 30 basis points as a percentage of revenue for the six month period ended June 30, 2024 as compared with the same period in 2023.
Interest expense, net. Interest expense, net of interest income, was approximately $103 million, or 1.8% of revenue, for the six month period ended June 30, 2024, as compared with approximately $112 million, or 2.1% of revenue, for the same period in 2023, a decrease of approximately $9 million, or 8%. The decrease in interest expense, net, was primarily due to a reduction in our variable rate debt outstanding under our credit facility and term loans, offset, in part, by an increase in interest expense from our 5.900% Senior Notes and accounts receivable financing arrangements.
Equity in earnings of unconsolidated affiliates, net. For the six month periods ended June 30, 2024 and 2023, equity in earnings from unconsolidated affiliates, net, totaled approximately $15 million and $17 million, respectively, and related primarily to our investments in the Waha JVs.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the six month period ended June 30, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.
Other expense (income), net. Other expense, net, was $2 million for the six month period ended June 30, 2024, as compared with $10 million of other income, net, for the same period in 2023. For the six month period ended June 30, 2024, other expense, net, included approximately $2 million of income, net, from changes to estimated Earn-out accruals, approximately $10 million of asset impairment and other valuation adjustments related to certain fixed assets and approximately $6 million of other miscellaneous income, net, including from legal and other settlements. For the six month period ended June 30, 2023, other income, net, included approximately $2 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA and approximately $5 million of other miscellaneous income, including from legal and other settlements.
(Provision for) benefit from income taxes. Income tax expense was $8 million for the six month period ended June 30, 2024, as compared with $42 million of income tax benefit for the same period in 2023. Pre-tax income totaled $18 million for the six month period ended June 30, 2024, as compared with $106 million of pre-tax losses for the same period in 2023. For the six month period ended June 30, 2024, our effective tax rate was 47.0% as compared with 39.6% for the same period in 2023. Our effective tax rate for the six month periods ended June 30, 2024 and 2023 included the effect of an increase in non-deductible expenses and for the six month period ended June 30, 2023, our effective tax rate also included a net tax benefit of approximately $9 million from share-based payment awards and a benefit from certain prior period tax return adjustments.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $131 million, or 8.4% of revenue, for the six month period ended June 30, 2024, as compared with $142 million, or 8.5% of revenue, for the same period in 2023, a decrease in EBITDA of approximately $12 million, or 8%. As a percentage of revenue, EBITDA decreased by approximately 10 basis points, or $2 million, due to reduced efficiencies and operating leverage from lower levels of revenue, offset, in part, by a reduction of approximately $13 million in certain acquisition and integration costs and the positive effects of certain project close-outs. Lower levels of revenue resulted in a decrease in EBITDA of approximately $10 million.

Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $68 million, or 4.0% of revenue, for the six month period ended June 30, 2024, as compared with $39 million, or 2.1% of revenue, for the same period in 2023, an increase in EBITDA of approximately $29 million, or 76%. As a percentage of revenue, EBITDA increased by approximately 190 basis points, or $31 million, due to a combination of improved productivity and a reduction of approximately $22 million in certain acquisition and integration costs, offset, in part, by the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. Lower levels of revenue resulted in a decrease in EBITDA of approximately $2 million.
Power Delivery Segment. EBITDA for our Power Delivery segment was $79 million, or 6.5% of revenue, for the six month period ended June 30, 2024, as compared with EBITDA of $105 million, or 7.4% of revenue, for the same period in 2023, a decrease in EBITDA of approximately $26 million, or 25%. As a percentage of revenue, EBITDA decreased by approximately 90 basis points, or $11 million, due to a combination of reduced project efficiencies, including from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, project mix and a reduction in emergency restoration services, offset, in part, by a reduction of approximately $2 million in certain acquisition and integration costs. Lower levels of revenue resulted in a decrease in EBITDA of approximately $15 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $228 million or 18.9% of revenue, for the six month period ended June 30, 2024, as compared with $92 million, or 15.3% of revenue for the same period in 2023, an increase in EBITDA of $136 million, or 149%. As a percentage of revenue, EBITDA increased by approximately 360 basis points, or $43 million, due primarily to improved productivity, including as a result of improved operating leverage from higher levels of revenue and project efficiencies, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $93 million.
Other Segment. EBITDA from Other businesses totaled approximately $10 million for the six month period ended June 30, 2024, as compared with EBITDA of $14 million for the same period in 2023. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $118 million for the six month period ended June 30, 2024, as compared with EBITDA of negative $90 million for the same period in 2023, for a decrease in EBITDA of approximately $28 million. For the six month period ended June 30, 2024, Corporate EBITDA included approximately $11 million of a loss on debt extinguishment and $2 million of income, net, from changes to estimated Earn-out accruals. For the six month period ended June 30, 2023, Corporate EBITDA included approximately $2 million of income, net, from changes to estimated Earn-out accruals and $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA. Corporate expenses for the six month period ended June 30, 2024 not related to the above-described items increased by approximately $14 million as compared with the same period in 2023, due primarily to increases in information technology and other administrative expenses as well as the effects of timing of ordinary course legal and other settlement matters.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense; the loss on debt extinguishment; acquisition and integration costs related to certain acquisition activity; and fair value gains or losses, net, on an investment; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share, to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core, or underlying, operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. We also use these adjusted measures to allocate resources. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In 2021, we initiated a significant transformation of our end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and resulted in significant acquisition and integration costs. Due to the extent of the acquisition costs related to this acquisition activity and the extent of the efforts that were required to integrate these acquisitions, we have excluded acquisition and integration costs related to this acquisition activity in our computation of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share. These acquisition and integration activities were completed in the fourth quarter of 2023.
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
We exclude intangible asset amortization from our non-U.S. GAAP financial measures due to its non-operational nature and inherent volatility, as acquisition activity varies from period to period. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, the revenue and all other expenses of the acquired entities are included within our non-U.S. GAAP financial measures, unless otherwise stated.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Net income (loss)	$43.8	1.5%	$16.8	0.6%	$9.3	0.2%	$(63.8)	(1.2)%
Interest expense, net	50.6	1.7%	59.4	2.1%	102.6	1.8%	112.1	2.1%
Provision for (benefit from) income taxes	19.3	0.7%	2.9	0.1%	8.3	0.1%	(41.8)	(0.8)%
Depreciation	102.1	3.4%	103.0	3.6%	209.6	3.7%	210.3	3.9%
Amortization of intangible assets	33.6	1.1%	42.0	1.5%	67.3	1.2%	84.0	1.5%
EBITDA	$249.4	8.4%	$224.2	7.8%	$397.1	7.0%	$300.8	5.5%
Non-cash stock-based compensation expense	7.0	0.2%	8.6	0.3%	16.7	0.3%	17.1	0.3%
Loss on extinguishment of debt	11.3	0.4%	—	—%	11.3	0.2%	—	—%
Acquisition and integration costs	—	—%	22.7	0.8%	—	—%	39.8	0.7%
Losses on fair value of investment	—	—%	—	—%	—	—%	0.2	0.0%
Adjusted EBITDA	$267.8	9.0%	$255.4	8.9%	$425.1	7.5%	$357.9	6.6%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
EBITDA	$249.4	8.4%	$224.2	7.8%	$397.1	7.0%	$300.8	5.5%
Non-cash stock-based compensation expense (a)	7.0	0.2%	8.6	0.3%	16.7	0.3%	17.1	0.3%
Loss on extinguishment of debt (a)	11.3	0.4%	—	—%	11.3	0.2%	—	—%
Acquisition and integration costs (b)	—	—%	22.7	0.8%	—	—%	39.8	0.7%
Losses on fair value of investment (a)	—	—%	—	—%	—	—%	0.2	0.0%
Adjusted EBITDA	$267.8	9.0%	$255.4	8.9%	$425.1	7.5%	$357.9	6.6%
Segment:
Communications	$81.9	9.9%	$94.1	10.8%	$130.7	8.4%	$155.8	9.3%
Clean Energy and Infrastructure	47.4	5.0%	49.7	5.1%	67.8	4.0%	60.2	3.4%
Power Delivery	51.4	8.1%	57.4	8.2%	78.7	6.5%	106.5	7.5%
Oil and Gas	135.1	23.6%	77.0	22.5%	227.8	18.9%	91.6	15.3%
Other	2.8	NM	6.7	NM	9.8	NM	13.8	NM
Segment Total	$318.6	10.8%	$284.9	9.9%	$514.8	9.1%	$427.9	7.8%
Corporate	(50.8)	—	(29.5)	—	(89.7)	—	(70.0)	—
Adjusted EBITDA	$267.8	9.0%	$255.4	8.9%	$425.1	7.5%	$357.9	6.6%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, loss on extinguishment of debt and losses on the fair value of an investment are included within Corporate EBITDA.
(b)    For the three month period ended June 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.6 million, $16.4 million and $0.3 million, respectively, of acquisition and integration costs related to certain acquisitions, as described above, and Corporate EBITDA included $1.4 million of such costs, and for the six month period ended June 30, 2023, $13.5 million, $21.7 million, $1.9 million and $2.7 million of such costs were included in EBITDA of the segments and Corporate, respectively.

The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$43.8	$16.8	$9.3	$(63.8)
Adjustments:
Non-cash stock-based compensation expense	7.0	8.6	16.7	17.1
Amortization of intangible assets	33.6	42.0	67.3	84.0
Loss on extinguishment of debt	11.3	—	11.3	—
Acquisition and integration costs	—	22.7	—	39.8
Losses on fair value of investment	—	—	—	0.2
Total adjustments, pre-tax	$52.0	$73.3	$95.3	$141.1
Income tax effect of adjustments (a)	(10.1)	(19.3)	(22.3)	(48.5)
Adjusted net income	$85.6	$70.7	$82.3	$28.8

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Diluted earnings (loss) per share	$0.43	$0.20	$(0.09)	$(0.84)
Adjustments:
Non-cash stock-based compensation expense	0.09	0.11	0.21	0.22
Amortization of intangible assets	0.43	0.54	0.85	1.07
Loss on extinguishment of debt	0.14	—	0.14	—
Acquisition and integration costs	—	0.29	—	0.51
Losses on fair value of investment	—	—	—	0.00
Total adjustments, pre-tax	$0.66	$0.93	$1.21	$1.80
Income tax effect of adjustments (a)	(0.13)	(0.25)	(0.28)	(0.62)
Adjusted diluted earnings per share	$0.96	$0.89	$0.84	$0.35
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three and six month periods ended June 30, 2024, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 30.7% and 47.0%, respectively, and as adjusted, were expenses with effective tax rates of 25.6% and 27.1%. respectively. For the three and six month periods ended June 30, 2023, our consolidated effective tax amounts were an expense and a benefit, with effective tax rates, as reported, of 14.9% and 39.6%, respectively, and as adjusted, were expenses with effective tax rates of 23.9% and 18.9%. respectively.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, debt service, income taxes, earn-out obligations and equity and other investment funding requirements. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to refinance, extend the terms of our existing indebtedness, retire outstanding debt, borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash. See Note 6 – Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for details of our $550 million offering of 5.900% Senior Notes and the repayments of our 6.625% Senior Notes and Three-Year Term Loan during the second quarter of 2024.
Capital Expenditures. For the six month period ended June 30, 2024, we spent approximately $57 million on capital expenditures, or $26 million, net of asset disposals, and incurred approximately $53 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $175 million on capital expenditures, or approximately $125 million, net of asset disposals, in 2024, and we expect to incur approximately $150 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Additionally, from time to time, our acquisitions may contain certain additional payments based upon specified conditions. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of June 30, 2024 was approximately $71 million. Of this amount, approximately $24 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the six month periods ended June 30, 2024 and 2023, we made $5 million and $26 million, respectively, of payments related to our Earn-out liabilities.
Income Taxes. For the six month periods ended June 30, 2024 and 2023, tax payments, net of tax refunds totaled approximately $45 million and $14 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of June 30, 2024, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $2.9 billion as of June 30, 2024 as compared with $3.1 billion as of December 31, 2023, due primarily to a decrease in quarterly revenue.
Our payment billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount until the job is completed, which amounts are referred to as “retainage.” As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments are contractually due to subcontractors only after we are paid by our customers.
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
Sources and Uses of Cash
As of June 30, 2024, we had approximately $729 million in working capital, defined as current assets less current liabilities, as compared with $1,137 million as of December 31, 2023, a decrease of approximately $408 million. Cash and cash equivalents totaled approximately $298 million and $530 million as of June 30, 2024 and December 31, 2023, respectively, for a decrease of approximately $232 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$372.2	$(97.9)
Net cash used in investing activities	$(24.5)	$(141.5)
Net cash used in financing activities	$(579.1)	$(12.2)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the six month period ended June 30, 2024 was $372 million, as compared with $98 million of net cash used in operating activities for the same period in 2023, for an increase in net cash provided by operating activities of approximately $470 million, due primarily to (i) changes in working capital compared with the prior period, including from the positive effect of timing-related changes in accounts receivable, offset, in part, by the negative effect of timing-related changes in accounts payable and accrued expenses; and (ii) an increase in net income as compared with the prior period.
Days sales outstanding, net of contract liabilities, which we refer to as “DSO,” is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSO was 69 as of June 30, 2024 as compared with DSO of 74 as of December 31, 2023. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives, including certain accounts receivable financing arrangements. The decrease in DSO as of June 30, 2024 as compared with December 31, 2023 was due to timing of ordinary course billing and collection activities, as well as the effects of certain accounts receivable financing arrangements. Other than ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $117 million to $24 million for the six month period ended June 30, 2024 from $141 million for the same period in 2023. Capital expenditures totaled $57 million, or $26 million, net of asset disposals, for the six month period ended June 30, 2024, as compared with $119 million, or $76 million, net of asset disposals, for the same period in 2023, for a decrease in cash used in investing activities of approximately $51 million, due primarily to timing of equipment purchases. Cash used in investing activities from acquisition activity decreased by $64 million for the six month period ended June 30, 2024 as compared with the same period in 2023.
Financing Activities. Net cash used in financing activities for the six month period ended June 30, 2024 was $579 million, as compared with $12 million for the same period in 2023, for an increase in cash used in financing activities of approximately $567 million. The increase was primarily due to repayments, net of borrowings, of our credit facility and term loans, which increased by $932 million for the six month period ended June 30, 2024 as compared with the same period in 2023, and the repayment of $204 million of our 6.625% Senior Notes in the second quarter of 2024. These repayments were partially offset by $550 million of net proceeds received in the second quarter of 2024 from the issuance of our 5.900% Senior Notes.
Senior Credit Facility
We have a $2.25 billion senior unsecured credit facility (as amended from time to time, the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a Term Loan with an original principal amount of $350 million, and matures on November 1, 2026. As of June 30, 2024, aggregate outstanding revolving borrowings totaled approximately $0.4 billion and availability for revolving loans totaled $1.5 billion. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
4.500% Senior Notes
We have $600 million aggregate principal amount of 4.500% senior unsecured notes due August 15, 2028 (the “4.500% Senior Notes”). The 4.500% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
5.900% Senior Notes
On June 10, 2024, we completed an offering of $550 million aggregate principal amount of 5.900% senior unsecured notes due June 15, 2029 (the “5.900% Senior Notes”). We used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $204 million in aggregate principal amount of 6.625% IEA Senior Notes tendered at a price equal to 100.0% of the principal amount of the 6.625% IEA Senior Notes. The remaining net proceeds from the 5.900% Senior Notes offering were used, along with available cash, for the repayment of the Company’s $400.0 million Three-Year Term Loan Facility. See Note 6 – Debt in the notes to the consolidated financial statements, which is incorporated by reference.
6.625% Senior Notes
We have $96 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”), which are composed of $21 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $75 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”). In July 2024, IEA LLC exercised its right under the indenture that governs the 6.625% IEA Senior Notes to redeem the remaining $21 million in aggregate principal amount of the 6.625% IEA Senior Notes at a price equal to 95.0% of the principal amount. The remaining 6.625% MasTec Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
Five-Year Term Loan Facility
As of June 30, 2024, we had $292.5 million outstanding of an unsecured five-year term loan (the “Five-Year Term Loan”) that is due October 7, 2027. The Five-Year Term Loan is subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2024, and we expect to be in compliance with these provisions and covenants for the next twelve months.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K. Also, see Note 6 – Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for current period balances, rates of interest and related discussion.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 12 – Commitments and Contingencies, Note 4 – Fair Value of Financial Instruments and Note 13 – Related Party Transactions in the notes to the consolidated financial statements in this Form 10-Q, which are incorporated by reference, and see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K for additional information related to our off-balance sheet arrangements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest expense is affected by the overall interest rate environment. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. Our variable rate debt subjects us to risk from increases in prevailing interest rates. As of June 30, 2024, our variable rate debt consisted primarily of approximately $360 million of revolving loans outstanding under our Credit Facility with a weighted average interest rate of 6.81%, a $337 million Term Loan under our Credit Facility with a weighted average interest rate of 6.82%, and a $293 million Five-Year Term Loan with a weighted average interest rate of 6.25%. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and Five-Year Term Loan would have increased our interest expense by approximately $6 million for the six month period ended June 30, 2024.
As of June 30, 2024, our fixed rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $96 million aggregate principal amount of 6.625% Senior Notes and $291 million of finance lease obligations, which accrued interest at a weighted average interest rate of 4.8%. None of this fixed rate debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the six month period ended June 30, 2024. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the six month period ended June 30, 2024. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the six month period ended June 30, 2024, foreign currency translation losses, net, totaled approximately $1.4 million and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2024. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 – Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 12 – Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2023 Form 10-K.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three month period ended June 30, 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
April 1 through April 30	8,023	$91.41	—	$77,326,434
May 1 through May 31	10,695	$93.03	—	$77,326,434
June 1 through June 30	6,573	$110.39	—	$77,326,434
Total	25,291		—
(a)Includes 8,023, 10,348 and 6,573 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in April, May and June of 2024, respectively, and 347 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in May of 2024.
(b)As of June 30, 2024, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three month period ended June 30, 2024, except as provided below, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K:

Name	Title	Type of Plan	Action	Date of Action	Duration of Plan			Aggregate Number of Securities Covered Under the Plan
Robert E. Apple	Chief Operating Officer	Rule 10b5-1	Adopted	5/17/2024	8/15/2024	-	8/28/2026	Sale of up to 70,000 shares

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

4.1
Twenty-First Supplemental Indenture, dated as of June 10, 2024, between MasTec, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2024 and incorporated by reference herein.

4.2	Form of 5.900% Senior Note due 2029, incorporated by reference to Exhibit A of Exhibit 4.2 and filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 10, 2024.
10.1+	MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Annex A to our Definitive Proxy Statement filed with the SEC on April 4, 2024 and incorporated by reference herein.
10.2+	MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, filed as Annex B to our Definitive Proxy Statement filed with the SEC on April 4, 2024 and incorporated by reference herein.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: August 1, 2024
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)