Form 10-Q
period 2024-09-30
MASTEC INC
filed 2024-10-31
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of October 28, 2024, MasTec, Inc. had 79,234,969 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2024

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$3,252,427	$3,257,077	$8,900,362	$8,715,851
Costs of revenue, excluding depreciation and amortization	2,789,274	2,857,118	7,709,393	7,701,392
Depreciation	80,193	115,033	289,769	325,318
Amortization of intangible assets	34,368	42,266	101,669	126,252
General and administrative expenses	168,874	180,640	501,491	520,709
Interest expense, net	47,048	62,556	149,678	174,664
Equity in earnings of unconsolidated affiliates, net	(7,042)	(6,787)	(22,153)	(23,434)
Loss on extinguishment of debt	—	—	11,344	—
Other expense (income), net	2,754	(16,623)	4,639	(26,332)
Income (loss) before income taxes	$136,958	$22,874	$154,532	$(82,718)
(Provision for) benefit from income taxes	(31,548)	(7,569)	(39,813)	34,231
Net income (loss)	$105,410	$15,305	$114,719	$(48,487)
Net income attributable to non-controlling interests	10,170	1,009	26,671	2,215
Net income (loss) attributable to MasTec, Inc.	$95,240	$14,296	$88,048	$(50,702)

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$1.22	$0.18	$1.13	$(0.65)
Basic weighted average common shares outstanding	78,044	77,640	78,004	77,418

Diluted earnings (loss) per share	$1.21	$0.18	$1.12	$(0.65)
Diluted weighted average common shares outstanding	78,913	78,455	78,801	77,418

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$105,410	$15,305	$114,719	$(48,487)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(280)	(863)	(1,659)	816
Unrealized (losses) gains on investment activity, net of tax	(6,967)	3,649	(4,120)	4,048
Comprehensive income (loss)	$98,163	$18,091	$108,940	$(43,623)
Comprehensive income attributable to non-controlling interests	10,170	1,009	26,671	2,215
Comprehensive income (loss) attributable to MasTec, Inc.	$87,993	$17,082	$82,269	$(45,838)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$181,225	$529,561
Accounts receivable, net of allowance	1,453,579	1,370,074
Contract assets	1,646,169	1,756,381
Inventories, net	101,158	108,146
Prepaid expenses	89,636	105,880
Other current assets	101,128	104,211
Total current assets	$3,572,895	$3,974,253
Property and equipment, net	1,519,378	1,651,462
Operating lease right-of-use assets	398,564	418,685
Goodwill, net	2,135,683	2,126,366
Other intangible assets, net	718,230	784,260
Other long-term assets	418,222	418,485
Total assets	$8,762,972	$9,373,511
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$185,085	$177,246
Current portion of operating lease liabilities	144,836	137,765
Accounts payable	1,040,976	1,242,602
Accrued salaries and wages	233,895	198,943
Other accrued expenses	427,455	415,075
Contract liabilities	708,164	480,967
Other current liabilities	147,340	184,621
Total current liabilities	$2,887,751	$2,837,219
Long-term debt, including finance leases	2,138,697	2,888,058
Long-term operating lease liabilities	264,632	292,873
Deferred income taxes	381,219	390,399
Other long-term liabilities	261,961	243,701
Total liabilities	$5,934,260	$6,652,250
Commitments and contingencies (Note 12)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,030,346 and 99,093,134 (including 1,304,715 and 1,504,996 of unvested stock awards) as of September 30, 2024 and December 31, 2023, respectively	9,903	9,909
Capital surplus	1,284,611	1,263,360
Retained earnings	2,233,841	2,145,793
Accumulated other comprehensive loss	(58,776)	(52,997)
Treasury stock, at cost: 19,813,055 shares as of both September 30, 2024 and December 31, 2023	(659,913)	(659,913)
Total MasTec, Inc. shareholders’ equity	$2,809,666	$2,706,152
Non-controlling interests	$19,046	$15,109
Total equity	$2,828,712	$2,721,261
Total liabilities and equity	$8,762,972	$9,373,511

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2024
Balance as of June 30, 2024	99,044,551	$9,904	(19,813,055)	$(659,913)	$1,277,301	$2,138,601	$(51,529)	$2,714,364	$19,743	$2,734,107
Net income						95,240		95,240	10,170	105,410
Other comprehensive loss							(7,247)	(7,247)		(7,247)
Non-cash stock-based compensation					7,348			7,348		7,348
Forfeiture of restricted shares, net	(13,844)	(1)			1			—		—
Shares withheld for taxes, net of other stock issuances	(361)	—			(39)			(39)		(39)
Distributions to non-controlling interests								—	(10,867)	(10,867)
Balance as of September 30, 2024	99,030,346	$9,903	(19,813,055)	$(659,913)	$1,284,611	$2,233,841	$(58,776)	$2,809,666	$19,046	$2,828,712

For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	98,674,249	$9,867	(19,813,055)	$(659,913)	$1,247,231	$2,130,744	$(48,877)	$2,679,052	$9,368	$2,688,420
Net income						14,296		14,296	1,009	15,305
Other comprehensive income							2,786	2,786		2,786
Non-cash stock-based compensation					7,246			7,246		7,246
Forfeiture of restricted shares, net	(35,183)	(3)			3			—		—
Shares withheld for taxes, net of other stock issuances	(393)	—			(36)			(36)		(36)
Balance as of September 30, 2023	98,638,673	$9,864	(19,813,055)	$(659,913)	$1,254,444	$2,145,040	$(46,091)	$2,703,344	$10,377	$2,713,721

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2024
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net income						88,048		88,048	26,671	114,719
Other comprehensive loss							(5,779)	(5,779)		(5,779)
Non-cash stock-based compensation					24,046			24,046		24,046
Forfeiture of restricted shares, net	(30,455)	(3)			3			—		—
Shares withheld for taxes, net of other stock issuances	(32,333)	(3)			(2,798)			(2,801)		(2,801)
Distributions to non-controlling interests								—	(23,499)	(23,499)
Acquisition-related assumption of non-controlling interest								—	765	765
Balance as of September 30, 2024	99,030,346	$9,903	(19,813,055)	$(659,913)	$1,284,611	$2,233,841	$(58,776)	$2,809,666	$19,046	$2,828,712

For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net (loss) income						(50,702)		(50,702)	2,215	(48,487)
Other comprehensive income							4,864	4,864		4,864
Non-cash stock-based compensation					24,336			24,336		24,336
Issuance of restricted shares, net	137,406	14			(14)			—		—
Shares withheld for taxes, net of other stock issuances	(117,950)	(12)			(5,398)			(5,410)		(5,410)
Issuance of shares in connection with acquisition	4,112	—			403			403		403
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Acquisition-related assumption of non-controlling interest								—	6,828	6,828
Balance as of September 30, 2023	98,638,673	$9,864	(19,813,055)	$(659,913)	$1,254,444	$2,145,040	$(46,091)	$2,703,344	$10,377	$2,713,721

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$114,719	$(48,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	289,769	325,318
Amortization of intangible assets	101,669	126,252
Non-cash stock-based compensation expense	24,046	24,336
Benefit from deferred income taxes	(10,342)	(77,781)
Equity in earnings of unconsolidated affiliates, net	(22,153)	(23,434)
Gains on sales and impairments of assets, net	(18,267)	(19,082)
Loss on extinguishment of debt	11,344	—
Non-cash interest expense, net	4,105	4,354
Other non-cash items, net	10,980	3,827
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(49,060)	(118,448)
Contract assets	111,870	(244,340)
Inventories	18,742	24,569
Other assets, current and long-term portion	48,283	76,234
Accounts payable and accrued expenses	(201,139)	104,755
Contract liabilities	224,531	70,976
Other liabilities, current and long-term portion	(9,171)	(32,477)
Net cash provided by operating activities	$649,926	$196,572
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(33,811)	(68,817)
Capital expenditures	(100,538)	(157,369)
Proceeds from sales of property and equipment	49,028	55,936
Payments for other investments	(585)	(1,899)
Proceeds from other investments	1,503	425
Other investing activities, net	3,605	41
Net cash used in investing activities	$(80,798)	$(171,683)
Cash flows from financing activities:
Proceeds from credit facilities	3,103,000	3,256,200
Repayments of credit facilities and term loans	(4,148,813)	(3,268,763)
Proceeds from issuance of 5.900% senior notes	549,758	—
Repayments of 6.625% senior notes	(224,046)	—
Payments of finance lease obligations	(113,260)	(120,198)
Payments of acquisition-related contingent consideration	(24,506)	(21,638)
Payments to non-controlling interests, including acquisition of interests and distributions	(23,499)	(11,660)
Payments for stock-based awards	(2,801)	(10,293)
Other financing activities, net	(32,346)	(5,235)
Net cash used in financing activities	$(916,513)	$(181,587)
Effect of currency translation on cash	(951)	280
Net decrease in cash and cash equivalents	$(348,336)	$(156,418)
Cash and cash equivalents - beginning of period	$529,561	$370,592
Cash and cash equivalents - end of period	$181,225	$214,174

Supplemental cash flow information:
Interest paid	$150,972	$187,353
Income taxes paid, net of refunds	$45,433	$15,023
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$100,094	$129,935

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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 41% and 37% of consolidated revenue for the three month periods ended September 30, 2024 and 2023, respectively, and totaled 40% and 42% for the nine month periods ended September 30, 2024 and 2023, respectively.

For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% of consolidated revenue for both the three and nine month periods ended September 30, 2024, and totaled approximately 2% and 3% for the three and nine month periods ended September 30, 2023, respectively.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined based on management’s estimates. For the nine month period ended September 30, 2024, excluding the effects on the Company’s results of operations from margin increases for two projects within the Company’s Clean Energy and Infrastructure segment totaling $10.0 million, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2023. For the nine month period ended September 30, 2023, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods positively affected revenue by approximately 0.5% and 0.3% for the three month periods ended September 30, 2024 and 2023, respectively, and such net changes positively affected revenue by approximately 0.3% and 0.5% for the nine month periods ended September 30, 2024 and 2023, respectively.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2024, the amount of the Company’s remaining performance obligations was $9.5 billion. Based on current expectations, the Company anticipates it will recognize approximately $2.6 billion, or 27.5%, of its remaining performance obligations as revenue during 2024, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of September 30, 2024 and December 31, 2023, the Company’s contract transaction prices included approximately $159 million and $194 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both September 30, 2024 and December 31, 2023, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Long-Lived Assets
The Company periodically reviews the useful lives of its long-lived assets, which primarily consist of property and equipment, including finance lease assets, and finite-lived intangible assets. During the third quarter of 2024, based on the Company’s experience with the duration over which certain machinery and equipment can be utilized, the Company completed a review of the estimated useful lives of certain machinery and equipment, which resulted in a net increase in the estimated useful lives of such machinery and equipment. The resulting change in accounting estimate was applied on a prospective basis. For the third quarter of 2024, the effect of this change was a net reduction in depreciation expense of $18.1 million. For additional information pertaining to the Company’s significant accounting policies, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the Company’s 2023 Form 10-K.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance segment reporting disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Under ASU 2023-07, the disclosures that are currently required on an annual basis under Topic 280, Segment Reporting, pertaining to reportable segment profit or loss and assets will also be required for interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application. Early adoption is permitted. The Company has determined that the effects of adopting this ASU will only impact its disclosures and the Company does not expect that it will have a material effect on its consolidated financial statements or results of its operations when adopted. The Company continues to evaluate the effects of this ASU on its segment disclosures.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted	$95,240	$14,296	$88,048	$(50,702)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,044	77,640	78,004	77,418
Dilutive common stock equivalents (a)	869	815	797	—
Weighted average shares outstanding - diluted	78,913	78,455	78,801	77,418
(a)For the three month period ended September 30, 2024, anti-dilutive common stock equivalents totaled approximately 3,000 shares, and for the three month period ended September 30, 2023, there were no anti-dilutive common stock equivalents. For the nine month periods ended September 30, 2024 and 2023, such shares totaled approximately 171,000 and 1,091,000, respectively.

Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the nine month period ended September 30, 2024 (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Oil and Gas	Total Goodwill
Goodwill, gross, as of December 31, 2023	$646.9	$742.0	$270.8	$586.0	$2,245.7
Accumulated impairment loss (a)	—	—	—	(119.3)	(119.3)
Goodwill, net, as of December 31, 2023	$646.9	$742.0	$270.8	$466.7	$2,126.4
Additions from new business combinations	—	—	8.9	—	8.9
Measurement period adjustments (b)	0.7	—	—	—	0.7
Currency translation adjustments	—	—	—	(0.3)	(0.3)
Goodwill, net as of September 30, 2024	$647.6	$742.0	$279.7	$466.4	$2,135.7
(a)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
(b)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2023	$1,096.6	$229.0	$87.6	$1,413.2
Accumulated amortization	(529.3)	(49.8)	(49.8)	(628.9)
Other intangible assets, net, as of December 31, 2023	$567.3	$179.2	$37.8	$784.3
Additions from new business combinations	35.0	1.0	—	36.0
Currency translation adjustments	—	—	(0.4)	(0.4)
Amortization expense	(82.9)	(13.9)	(4.9)	(101.7)
Other intangible assets, net, as of September 30, 2024	$519.4	$166.3	$32.5	$718.2
(a)Includes approximately $34.5 million of non-amortizing trade names as of both September 30, 2024 and December 31, 2023.
(b)Consists principally of pre-qualifications and non-compete agreements.
During the first quarter of 2024, the reporting units within the Power Delivery operating segment were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of the segment, including from the effects of the Company’s recent transformative acquisition efforts. Under the new reporting unit structure, each of the five components within the Power Delivery operating segment is a reporting unit. Management performed testing under the previous reporting unit structure and determined that no goodwill impairment existed, and under the new reporting unit structure the estimated fair values of all but one of the reporting units substantially exceeded their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values. As of March 31, 2024, the reporting unit that did not substantially exceed its carrying value had approximately $47.1 million of goodwill. This reporting unit’s estimated fair value exceeded its carrying value by approximately 16%. Significant assumptions used in testing this reporting unit included terminal values based on a terminal growth rate of 3%, 5 years of discounted cash flows prior to the terminal value, including revenue growth and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin assumptions, and a weighted average discount rate of 12%.
Additionally, no events occurred during the three month period ended September 30, 2024 that would indicate it was more likely than not that a goodwill impairment exists. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, market interest rates or other market disruptions, including from geopolitical or other events, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
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

2024 Acquisitions. In July 2024, MasTec acquired all of the equity interests of a construction company focused on underground utility infrastructure for industrial and municipal projects, with expertise in data center utility systems, which is included within the Company’s Power Delivery segment. The Company expects this acquisition will increase its service offerings and further advance its ability to meet increasing demand for data center infrastructure. The aggregate purchase price was composed of approximately $33 million in cash, net of cash acquired and a five year earn-out liability valued at approximately $30 million. Determination of the estimated fair values of net assets acquired and consideration transferred for the acquisition, which has been accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”), was preliminary as of September 30, 2024; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date. As of September 30, 2024, the remaining potential undiscounted earn-out liabilities for this acquisition was estimated to be up to $41 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $30 million of the goodwill balance related to this acquisition is expected to be tax deductible as of September 30, 2024.
2023 Acquisitions. During 2023, MasTec completed four acquisitions, including the acquisition of certain assets of a telecommunications company specializing in wireless services, which acquisition was included within the Company’s Communications segment, and was effective in January; and, effective in July, the acquisition of the equity interests of a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area, which acquisition was included within the Company’s Communications segment. Determination of the estimated fair values of the net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, was complete as of September 30, 2024. Additionally, effective in May 2023, MasTec acquired certain of the equity interests of two equipment companies which were accounted for as asset acquisitions under ASC 805 and were included within the Company’s Oil and Gas segment.
The aggregate purchase price of the Company’s 2023 acquisitions was composed of $70 million in cash, net of cash acquired, and an earn-out liability valued at $1 million. As of September 30, 2024, the remaining potential undiscounted earn-out liabilities for the 2023 acquisitions was estimated to be up to $2 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $42 million of the goodwill balance related to the 2023 acquisitions is expected to be tax deductible as of September 30, 2024.
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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s Earn-out liabilities totaled $82.2 million and $77.4 million, respectively. Earn-out liabilities included within other current liabilities totaled approximately $22.6 million and $29.8 million as of September 30, 2024 and December 31, 2023, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of September 30, 2024, ranged from 13.0% to 21.0%, with a weighted average rate of 16.3% based on the relative fair value of the respective Earn-out liabilities, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of September 30, 2024, the range of potential undiscounted Earn-out liabilities was estimated to be between $12 million and $101 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For both the three and nine month periods ended September 30, 2024, additions from new business combinations totaled approximately $30.3 million, and for both the three and nine month periods ended September 30, 2023, such additions totaled approximately $1.4 million. There were no measurement period adjustments in any of the three or nine month periods ended September 30, 2024 or 2023. Fair value adjustments totaled an increase, net, of approximately $2.3 million for the three month period ended September 30, 2024 and related primarily to acquisitions within the Company’s Oil and Gas and Power Delivery segments, and for the nine month period ended September 30, 2024, totaled an increase, net, of approximately $0.5 million and related to increases primarily within the Company’s Oil and Gas and Clean Energy and Infrastructure segments, which were largely offset by decreases related to acquisitions within the Company’s Communications segment. For the three month period ended September 30, 2023, fair value adjustments totaled a decrease, net, of approximately $4.9 million and related primarily to acquisitions within the Company’s Communications and Oil and Gas segments. For the nine month period ended September 30, 2023, fair value adjustments totaled a decrease, net, of approximately $7.0 million and related to decreases in the Company’s Communications segment, which were largely offset by increases related to acquisitions primarily within the Company’s Clean Energy and Infrastructure and Oil and Gas segments. For the three and nine month periods ended September 30, 2024, Earn-out payments totaled approximately $21.4 million and $26.0 million, respectively, and for the three and nine month periods ended September 30, 2023, such payments totaled approximately $12.7 million and $38.8 million, respectively.
Equity Investments
The Company’s equity investments as of September 30, 2024 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of both September 30, 2024 and December 31, 2023, the aggregate carrying value of the Company’s equity investments totaled approximately $319 million. Except for one investment for which the Company recorded an impairment loss totaling approximately $3 million in the third quarter of 2023, there were no impairments related to these investments in any of the three or nine month periods ended September 30, 2024 or 2023.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.6 million and $21.7 million for the three and nine month periods ended September 30, 2024, respectively, and totaled approximately $7.7 million and $23.1 million for the three and nine month periods ended September 30, 2023, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled approximately $4.7 million and $14.0 million for the three and nine month periods ended September 30, 2024, respectively, and totaled approximately $4.7 million and $10.5 million for the three and nine month periods ended September 30, 2023, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $133.2 million as of September 30, 2024. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $275 million and $274 million as of September 30, 2024 and December 31, 2023, respectively.
Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. For both the nine month periods ended September 30, 2024 and 2023, the Company made equity contributions of approximately $0.2 million to these entities. Distributions from these entities totaled approximately $1.9 million for the nine month period ended September 30, 2024. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $1.9 million and $4.2 million for the three and nine month periods ended September 30, 2024, respectively, and totaled approximately $0.6 million and $2.1 million for the three and nine month periods ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, related amounts payable to these entities totaled approximately $0.5 million and $0.1 million, respectively. In addition, the Company has advanced amounts to certain of these entities, which for the nine month periods ended September 30, 2024 and 2023, totaled approximately $0.1 million and $0.7 million, respectively. As of September 30, 2024 and December 31, 2023, receivables related to these arrangements totaled approximately $4.2 million and $4.0 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of September 30, 2024, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in the first quarter of 2024. As of September 30, 2024 and December 31, 2023, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $100.1 million and $1.7 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $97.9 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $23 million as of both September 30, 2024 and December 31, 2023, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $35 million as of both September 30, 2024 and December 31, 2023.
Senior Notes
As of both September 30, 2024 and December 31, 2023, the gross carrying amount of the Company’s 4.500% senior notes due August 15, 2028 (the “4.500% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $589.2 million and $565.2 million for the respective periods. As of September 30, 2024, the gross carrying amount of the Company’s 5.900% senior notes due June 15, 2029 (the “5.900%

Senior Notes”) totaled $550.0 million, and their estimated fair value totaled approximately $574.2 million. As of September 30, 2024, the estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs. In the first quarter of 2024, management reevaluated its fair value hierarchy determination for its senior notes to better align with the valuation hierarchy of the fair value guidance, which resulted in an update of the Level determination from Level 1 inputs to Level 2 inputs. The update had no effect on the reported fair values of the related senior notes.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	September 30, 2024	December 31, 2023
Contract billings	$1,471.0	$1,385.2
Less allowance	(17.4)	(15.1)
Accounts receivable, net of allowance	$1,453.6	$1,370.1

Retainage	$324.7	$356.4
Unbilled receivables	1,321.5	1,400.0
Contract assets	$1,646.2	$1,756.4
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables, which are included in contract assets, include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. For the nine month period ended September 30, 2024, provisions for credit losses totaled approximately $2.2 million, including certain project-specific reserves, and for the nine month period ended September 30, 2023, provisions for credit losses totaled a recovery of approximately $0.1 million. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $708.2 million and $481.0 million as of September 30, 2024 and December 31, 2023, respectively, of which deferred revenue comprised approximately $703.2 million and $475.2 million, respectively. The increase in contract liabilities as of September 30, 2024 was driven primarily by ordinary course project activity, including in connection with new project starts within the Company’s Clean Energy and Infrastructure segment. For the nine month periods ended September 30, 2024 and 2023, the Company recognized revenue of approximately $390.3 million and $355.3 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the nine month periods ended September 30, 2024 and 2023, the Company sold approximately $338 million and $50 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of September 30, 2024 and December 31, 2023, outstanding sold receivables related thereto totaled approximately $90 million and $64 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $5.3 million and $3.8 million for the three month periods ended September 30, 2024 and 2023, respectively, and totaled approximately $15.7 million and $11.8 million for the nine month periods ended September 30, 2024 and 2023, respectively.

Note 6 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2024	December 31, 2023
Senior credit facility:	November 1, 2026
Revolving loans		$145.0	$773.0
Term loan		334.7	341.3
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	—
6.625% Senior Notes	August 15, 2029	71.5	284.2
Five-Year Term Loan Facility	October 7, 2027	288.8	300.0
Three-Year Term Loan Facility	October 7, 2025	—	400.0
Finance lease and other obligations		349.7	380.3
Total debt obligations		$2,339.7	$3,078.8
Less unamortized deferred financing costs		(15.9)	(13.5)
Total debt, net of deferred financing costs		$2,323.8	$3,065.3
Current portion of long-term debt		185.1	177.2
Long-term debt		$2,138.7	$2,888.1
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
Concurrently with the Company’s offering of the 5.900% Senior Notes, IEA Energy Services LLC (“IEA LLC”), a wholly-owned subsidiary of the Company, launched a tender offer and consent solicitation (the “IEA Tender”) for IEA LLC’s 6.625% senior notes due 2029 (the “6.625% IEA Senior Notes”). The Company used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $203.7 million in aggregate principal amount of 6.625% IEA Senior Notes tendered at a price equal to 100.0% of the principal amount of the 6.625% IEA Senior Notes, plus accrued and unpaid interest to, but excluding, the payment date. In July 2024, subsequent to the IEA Tender, IEA LLC exercised its right under the indenture that governs the 6.625% IEA Senior Notes to redeem the remaining $21.4 million in aggregate principal amount of the 6.625% IEA Senior Notes at a price equal to 95.0% of the principal amount of the 6.625% IEA Senior Notes redeemed, which amount approximated their carrying value, plus accrued and unpaid interest to, but excluding, the redemption date. As of both September 30, 2024 and December 31, 2023, the fair value of the Company’s remaining 6.625% senior notes due August 15, 2029, as estimated based on an exit price approach using Level 2 inputs, approximated their carrying value.
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

Senior Credit Facility
The Company maintains a $2.25 billion senior unsecured credit facility (the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350.0 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of both September 30, 2024 and December 31, 2023, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
Revolving loans accrued interest at weighted average rates of approximately 6.68% and 7.71% per annum as of September 30, 2024 and December 31, 2023, respectively. The Term Loan accrued interest at rates of 6.22% and 7.08% as of September 30, 2024 and December 31, 2023, respectively. Letters of credit of approximately $65.9 million and $64.9 million were issued as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, letter of credit fees accrued at 0.5625% and 0.6875% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.375% and 1.625% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation.
As of September 30, 2024 and December 31, 2023, availability for revolving loans totaled $1,689.1 million and $1,062.1 million, respectively, or up to $584.1 million and $585.1 million, respectively, for new letters of credit. There were no outstanding revolving borrowings denominated in foreign currencies as of either September 30, 2024 or December 31, 2023. Revolving loan borrowing capacity included $300.0 million of availability in either Canadian dollars or Mexican pesos as of both September 30, 2024 and December 31, 2023. The unused facility fee as of September 30, 2024 and December 31, 2023 accrued at rates of 0.200% and 0.225% per annum, respectively.
Other Credit Facilities
The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of either September 30, 2024 or December 31, 2023. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of September 30, 2024 and December 31, 2023, letters of credit issued under this facility totaled $17.4 million and $17.2 million, respectively, which accrued fees at 0.75% and 0.90% per annum, respectively.
Five-Year Term Loan Facility
As of September 30, 2024, the Company had $288.8 million outstanding under an unsecured five-year term loan (the “Five-Year Term Loan”), for which the original principal amount totaled $300.0 million. The Five-Year Term Loan is subject to amortization in quarterly principal installments of approximately $3.75 million, which installments commenced on March 31, 2024 and will increase to $7.5 million on March 31, 2026 until maturity, subject to the application of certain prepayments. As of September 30, 2024 and December 31, 2023, the Five-Year Term Loan accrued interest at rates of 6.25% and 6.96%, respectively. The fair value of the Five-Year Term Loan as of both September 30, 2024 and December 31, 2023, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both September 30, 2024 and December 31, 2023.
Additional Information
As of September 30, 2024 and December 31, 2023, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $22.2 million and $24.1 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 – Debt in the Company’s 2023 Form 10-K.
Note 7 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including certain related party leases. As of September 30, 2024, the Company’s leases have remaining lease terms of up to 14 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of September 30, 2024 and December 31, 2023 totaled $694.6 million and $679.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $453.6 million and $473.3 million as of September 30, 2024 and December 31, 2023, respectively. Depreciation expense associated with finance leases totaled $18.3 million and $26.8 million for the three month periods ended September 30, 2024 and 2023, respectively, and totaled $65.2 million and $79.3 million for the nine month periods ended September 30, 2024 and 2023, respectively.

Operating Leases
Operating lease additions for the three month periods ended September 30, 2024 and 2023 totaled $20.2 million and $75.1 million, respectively, and for the nine month periods ended September 30, 2024 and 2023, totaled $136.0 million and $198.6 million, respectively. For the three month periods ended September 30, 2024 and 2023, rent expense for leases that have terms in excess of one year totaled approximately $49.3 million and $44.0 million, respectively, of which $4.2 million and $3.9 million, respectively, represented variable lease costs. For the nine month periods ended September 30, 2024 and 2023, rent expense for such leases totaled approximately $146.7 million and $116.7 million, respectively, of which $13.5 million and $11.5 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $138.6 million and $169.9 million for the three month periods ended September 30, 2024 and 2023, respectively, and totaling approximately $399.6 million and $411.7 million for the nine month periods ended September 30, 2024 and 2023, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of September 30, 2024 were as follows (in millions):

	Finance Leases	Operating Leases
2024, remaining three months	$41.0	$42.2
2025	135.6	153.2
2026	77.6	116.2
2027	37.4	65.6
2028	12.5	31.7
Thereafter	1.8	41.2
Total minimum lease payments	$305.9	$450.1
Less amounts representing interest	(17.1)	(40.7)
Total lease obligations, net of interest	$288.8	$409.4
Less current portion	139.0	144.8
Long-term portion of lease obligations, net of interest	$149.8	$264.6
The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the dates indicated:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Finance leases	2.5	2.6
Operating leases	3.7	3.8
Weighted average discount rate:
Finance leases	4.7%	4.7%
Operating leases	5.1%	4.8%
Note 8 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. In May 2024, MasTec’s shareholders approved the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2013 Incentive Plan”) and the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (the “2011 ESPP”), which amendments included the authorization to issue an additional 1,200,000 shares under the 2013 Incentive Plan and 1,000,000 shares under the 2011 ESPP. Under all stock-based compensation plans in effect as of September 30, 2024, there were approximately 4,435,000 shares available for future grants. Non-cash stock-based compensation expense under all plans totaled approximately $7.3 million and $7.2 million for the three month periods ended September 30, 2024 and 2023, respectively, and totaled approximately $24.0 million and $24.3 million for the nine month periods ended September 30, 2024 and 2023, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.2 million and $1.1 million for the three month periods ended September 30, 2024 and 2023, respectively. For the nine month periods ended September 30, 2024 and 2023, income tax benefits totaled $4.2 million and $12.9 million, respectively, including net tax shortfalls related to the vesting of share-based payment awards totaling $0.1 million and net tax benefits totaling $8.8 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of September 30, 2024, total unearned compensation related to restricted shares was approximately $43.8 million, which amount is expected to be recognized over a weighted average period of approximately 1.8 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $0.3 million for both the three month periods ended September 30, 2024 and 2023, and totaled approximately $14.7 million and $78.3 million for the nine month periods ended September 30, 2024 and 2023, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2023	1,505,996	$71.35
Granted	245,176	87.44
Vested	(169,826)	91.73
Canceled/forfeited	(275,631)	52.67
Non-vested restricted shares, as of September 30, 2024	1,305,715	$75.67
(a)    Includes 1,000 restricted stock units as of both September 30, 2024 and December 31, 2023.
Note 9 – Equity
Share Repurchases
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase program does not have an expiration date and may be modified or suspended at any time at the Company’s discretion. There were no share repurchases under the Company’s share repurchase program in any of the three or nine month periods ended September 30, 2024 or 2023. As of September 30, 2024, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, in each of the three and nine month periods ended September 30, 2024 and 2023 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss in each of the three and nine month periods ended September 30, 2024 and 2023 relates to unrealized investment gains or losses associated with interest rate swaps for the Waha JVs.
Note 10 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended September 30, 2024 and 2023, the Company’s consolidated effective tax rates were 23.0% and 33.1%, respectively, and for the nine month periods ended September 30, 2024 and 2023 were 25.8% and 41.4%, respectively. The Company’s effective tax rate for the nine month period ended September 30, 2024 included the effect of a lower state income tax rate partially offset by an increase in non-deductible expenses as compared with the same period in 2023. For the nine month period ended September 30, 2023, the Company’s effective tax rate included a net tax benefit of approximately $8.8 million related to share-based payment awards and a benefit of approximately $6 million related to adjustments from the finalization of the Company’s 2022 tax returns, offset, in part, by an increase in non-deductible expenses.
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
EBITDA is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of its consolidated financial information determined in accordance with U.S. GAAP with certain additional financial measures, including EBITDA. The Company believes these additional financial measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core, or underlying, operating results for its reportable segments, as well as items that can vary widely across different industries or among companies within the same industry. Management also uses these additional financial measures, including EBITDA, to allocate resources. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA, all of which are presented in millions. The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2024	2023	2024	2023
Communications (a)	$927.2	$824.4	$2,484.7	$2,499.6
Clean Energy and Infrastructure	1,138.4	1,099.9	2,834.2	2,894.5
Power Delivery	712.5	665.0	1,920.1	2,077.1
Oil and Gas	497.8	672.3	1,704.0	1,270.6
Other	—	—	—	—
Eliminations	(23.5)	(4.5)	(42.6)	(25.9)
Consolidated revenue	$3,252.4	$3,257.1	$8,900.4	$8,715.9
(a)    Revenue generated primarily by utilities customers represented 23.0% and 25.0% of Communications segment revenue for the three month periods ended September 30, 2024 and 2023, respectively, and represented 25.1% and 24.1% for the nine month periods ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2024	2023	2024	2023
Communications	$106.6	$73.4	$237.3	$215.7
Clean Energy and Infrastructure	85.0	42.4	152.8	80.9
Power Delivery	54.5	56.5	133.2	161.0
Oil and Gas	103.1	97.3	330.9	188.9
Other	7.4	4.4	17.2	18.2
Segment EBITDA	$356.6	$274.0	$871.4	$664.7
For the nine month period ended September 30, 2024, Corporate EBITDA included a loss on debt extinguishment of $11.3 million. For the three month period ended September 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.8 million, $15.3 million and $0.5 million, respectively, of acquisition and integration costs related to certain acquisitions, and Corporate EBITDA included $0.5 million of such costs, and, for the nine month period ended September 30, 2023, $18.3 million, $36.9 million, $2.5 million and $3.2 million of such costs were included in EBITDA of the segments and Corporate, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2024	2023	2024	2023
Income (loss) before income taxes	$137.0	$22.9	$154.5	$(82.7)
Plus:
Interest expense, net	47.0	62.6	149.7	174.7
Depreciation	80.2	115.0	289.8	325.3
Amortization	34.4	42.3	101.7	126.3
Corporate EBITDA	58.0	31.3	175.8	121.2
Segment EBITDA	$356.6	$274.0	$871.4	$664.7

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2024	2023	2024	2023
Communications	$24.5	$37.0	$90.2	$105.6
Clean Energy and Infrastructure	30.2	37.1	93.7	107.3
Power Delivery	29.3	39.9	97.7	119.4
Oil and Gas	27.9	40.7	102.2	111.6
Other	—	—	—	—
Corporate	2.7	2.6	7.6	7.7
Consolidated depreciation and amortization	$114.6	$157.3	$391.4	$451.6

Assets:	September 30, 2024	December 31, 2023
Communications	$2,203.9	$2,332.2
Clean Energy and Infrastructure	2,686.3	2,978.8
Power Delivery	1,858.8	1,837.1
Oil and Gas	1,583.1	1,758.0
Other	309.6	305.0
Corporate	121.3	162.4
Consolidated assets	$8,763.0	$9,373.5
Foreign Operations and Other. MasTec operates primarily within the United States and Canada, and, to a far lesser extent, the Caribbean, India and Mexico. Revenue derived from foreign operations totaled $20.0 million and $18.8 million for the three month periods ended September 30, 2024 and 2023, respectively, and totaled $70.9 million and $68.4 million for the nine month periods ended September 30, 2024 and 2023, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. As of September 30, 2024 and December 31, 2023, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $14.7 million and $17.5 million, respectively, and intangible assets and goodwill, net, of $29.3 million and $32.6 million, for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. Revenue from governmental entities for the three month periods ended September 30, 2024 and 2023 totaled approximately 14% and 12% of total revenue, respectively, and for the nine month periods ended September 30, 2024 and 2023, totaled approximately 13% and 11% of total revenue, respectively, substantially all of which was derived from its U.S. operations.
Significant Customers
No customer represented greater than 10% of the Company’s total consolidated revenue in either of the three or nine month periods ended September 30, 2024 or the nine month period ended September 30, 2023. For the three month period ended September 30, 2023, Equitrans Midstream Corporation represented 11% of the Company’s total consolidated revenue. The Company's relationship with Equitrans Midstream Corporation and its affiliates is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2024 and December 31, 2023, there were $83.3 million and $82.1 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2024 or December 31, 2023.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2024 and December 31, 2023, outstanding performance and payment bonds approximated $7.2 billion and $5.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $2.2 billion and $1.6 billion, respectively. Included in these balances as of September 30, 2024 and December 31, 2023 are $826.3 million and $368.3 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of five civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2024, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of September 30, 2024 and December 31, 2023 are amounts held by entities that are proportionately consolidated totaling $59.4 million and $38.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 – Fair Value of Financial Instruments and Note 13 – Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $2.1 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively, which amounts are generally not available for use in the Company’s other operations.
MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $234.8 million and $209.7 million as of September 30, 2024 and December 31, 2023, respectively, of which $162.7 million and $141.0 million was reflected within other long-term liabilities in the consolidated balance sheets for the respective periods. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.4 million and $4.1 million as of September 30, 2024 and December 31, 2023, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $8.8 million and $9.6 million as of September 30, 2024 and December 31, 2023, respectively. Outstanding surety bonds related to self-insurance programs amounted to $198.9 million and $192.7 million as of September 30, 2024 and December 31, 2023, respectively.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both September 30, 2024 and December 31, 2023, the Company had accrued project close-out liabilities of approximately $20 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,135 customers for the nine month period ended September 30, 2024. As of September 30, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2023, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position. The Company derived approximately 34% and 40% of its revenue from its top ten customers for the three month periods ended September 30, 2024 and 2023, respectively, and derived approximately 37% of such revenue for both the nine month periods ended September 30, 2024 and 2023.

Note 13 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended September 30, 2024 and 2023, such payments to related party entities totaled approximately $6.8 million and $7.1 million, respectively, and for the nine month periods ended September 30, 2024 and 2023, such payments totaled approximately $25.4 million and $33.9 million, respectively. Payables associated with such arrangements totaled approximately $1.7 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively. Revenue from such related party arrangements totaled approximately $5.4 million and $3.5 million for the three month periods ended September 30, 2024 and 2023, respectively, and totaled approximately $14.0 million and $10.9 million for the nine month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled a receivable of approximately $3.0 million, and as of December 31, 2023, totaled a liability of approximately $0.4 million.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three month periods ended September 30, 2024 and 2023, MasTec paid CCI approximately $2.2 million and $1.2 million, respectively, and for the nine month periods ended September 30, 2024 and 2023, MasTec paid approximately $10.8 million and $2.5 million, respectively, for such equipment, supply and servicing expenses. Amounts payable to CCI totaled approximately $0.6 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively. The Company also rents equipment to CCI. For the three and nine month periods ended September 30, 2024, revenue from such equipment rentals to CCI totaled approximately $0.1 million and $0.3 million, respectively, and for both the three and nine month periods ended September 30, 2023, there was no revenue from such arrangements. As of September 30, 2024, related amounts receivable were de minimis, and as of December 31, 2023, there were no amounts outstanding.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three and nine month periods ended September 30, 2024, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $0.9 million and $5.8 million, respectively, and for the three and nine month periods ended September 30, 2023, subcontracting expenses totaled approximately $2.7 million and $3.1 million, respectively. Related amounts payable totaled approximately $0.5 million and $3.1 million as of September 30, 2024 and December 31, 2023, respectively.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas, under which a new leasing agreement was entered into in December of 2023. For the three month periods ended September 30, 2024 and 2023, payments related to this leasing arrangement totaled approximately $1.6 million and $0.7 million, respectively, and for the nine month periods ended September 30, 2024 and 2023, payments totaled approximately $4.5 million and $2.0 million, respectively. As of September 30, 2024, there were no amounts payable related to this arrangement, and as of December 31, 2023, related amounts payable totaled approximately $0.2 million.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as wireless infrastructure services. In the third quarter of 2023, construction services related to site preparation for a new soccer complex began. For the three month periods ended September 30, 2024 and 2023, revenue under these arrangements totaled approximately $5.0 million and $4.6 million, respectively, and totaled approximately $13.7 million and $4.8 million for the nine month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, amounts receivable related to these arrangements totaled approximately $4.3 million and $4.1 million, respectively. Payments for other expenses related to the Franchise totaled approximately $0.2 million and $0.3 million for the three month periods ended September 30, 2024 and 2023, respectively, and for the nine month periods ended September 30, 2024 and 2023, totaled approximately $0.8 million and $0.9 million, respectively. There were no amounts payable as of either September 30, 2024 or December 31, 2023.
MasTec has a subcontracting arrangement to perform construction services for an entity, in which José R. Mas previously held a minority interest. On January 1, 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million.
From time to time, the Company pays amounts on behalf of or to the former owners of acquired businesses, which, under the provisions of the related purchase agreements, the former owners are obligated to repay. For the three month period ended September 30, 2024, the Company made no payments under these arrangements, and for the nine month period ended September 30, 2024, such payments totaled approximately $0.3 million. The Company paid approximately $0.1 million and $0.2 million of such amounts for the three and nine month periods ended September 30, 2023, respectively. Amounts receivable for such payments, which are expected to be settled under customary terms associated with the related purchase agreements, totaled approximately $0.2 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.3 million and $0.2 million for the three month periods ended September 30, 2024 and 2023, respectively, and totaled approximately $0.6 million for both the nine month periods ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, related amounts receivable totaled approximately $0.6 million and $0.4 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment, including the ownership interests in two entities that the Company acquired in the second quarter of 2023, of which it sold certain minority interests to members of management of a MasTec subsidiary for $7.1 million of notes receivable in the fourth quarter of 2023. These notes, which bear interest at a rate of 5.0% per annum, and of which $4.1 million and $6.9 million was outstanding as of September 30, 2024 and December 31, 2023, respectively, are recorded within other current or long-term assets, as appropriate, in the consolidated balance sheets. For the three month period ended September 30, 2024, the amount of interest income recognized by the Company related to these notes was de minimis. For the nine month period ended September 30, 2024, the Company recognized interest income related to these notes of $0.2 million. Additionally, in the first quarter of 2023, the Company acquired the remaining 15% equity interests in one of its subsidiaries, which interests were previously accounted for as non-controlling interests, from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. For the nine month periods ended September 30, 2024 and 2023, the Company paid approximately $0.4 million, net, and $1.4 million, respectively, in connection with these agreements. As of September 30, 2024 and December 31, 2023, life insurance assets associated with these agreements totaled approximately $27.5 million and $27.2 million, respectively.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended September 30, 2024 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2023 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions. While the Federal Reserve decreased the Federal Funds rate to a range of 4.75% to 5.00% effective September 19, 2024, there continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the overall macroeconomic environment. We expect the remainder of 2024 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing levels of cost inflation and potential market volatility, any or all of which could adversely affect our costs and customer demand. We will continue to monitor the market and economic conditions. The extent to which general economic, market and regulatory conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity. For additional information regarding the effects of general economic, market and regulatory conditions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for approximately 95 years. For the twelve month period ended September 30, 2024, we had an average of approximately 33,000 employees and 800 locations. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
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

Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 25% of our estimated September 30, 2024 backlog in 2024. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	September 30, 2024	June 30, 2024	September 30, 2023
Communications	$5,855	$5,898	$5,299
Clean Energy and Infrastructure	4,141	3,666	3,073
Power Delivery	3,160	2,974	2,437
Oil and Gas	702	800	1,681
Other	—	—	—
Estimated 18-month backlog	$13,858	$13,338	$12,490
As of September 30, 2024, 54% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of September 30, 2024, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.4 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $3.0 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2024 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.8 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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
Based on the Company’s experience with the duration over which certain machinery and equipment can be utilized, the Company completed a review of the estimated useful lives of certain machinery and equipment during the third quarter of 2024, which resulted in a net increase in the estimated useful lives of such machinery and equipment. For additional details of the change in accounting estimate, including the net reduction in depreciation expense, refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference.
Other than the update to the reporting unit structure of the Power Delivery operating segment and the change in the estimated useful lives of certain machinery and equipment, as described above, there were no material changes in our critical accounting estimates or policies during the nine month period ended September 30, 2024.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue	$3,252.4	100.0%	$3,257.1	100.0%	$8,900.4	100.0%	$8,715.9	100.0%
Costs of revenue, excluding depreciation and amortization	2,789.3	85.8%	2,857.1	87.7%	7,709.4	86.6%	7,701.4	88.4%
Depreciation	80.2	2.5%	115.0	3.5%	289.8	3.3%	325.3	3.7%
Amortization of intangible assets	34.4	1.1%	42.3	1.3%	101.7	1.1%	126.3	1.4%
General and administrative expenses	168.9	5.2%	180.6	5.5%	501.5	5.6%	520.7	6.0%
Interest expense, net	47.0	1.4%	62.6	1.9%	149.7	1.7%	174.7	2.0%
Equity in earnings of unconsolidated affiliates, net	(7.0)	(0.2)%	(6.8)	(0.2)%	(22.2)	(0.2)%	(23.4)	(0.3)%
Loss on extinguishment of debt	—	—%	—	—%	11.3	0.1%	—	—%
Other expense (income), net	2.8	0.1%	(16.6)	(0.5)%	4.6	0.1%	(26.3)	(0.3)%
Income (loss) before income taxes	$137.0	4.2%	$22.9	0.7%	$154.5	1.7%	$(82.7)	(0.9)%
(Provision for) benefit from income taxes	(31.5)	(1.0)%	(7.6)	(0.2)%	(39.8)	(0.4)%	34.2	0.4%
Net income (loss)	$105.4	3.2%	$15.3	0.5%	$114.7	1.3%	$(48.5)	(0.6)%
Net income attributable to non-controlling interests	10.2	0.3%	1.0	0.0%	26.7	0.3%	2.2	0.0%
Net income (loss) attributable to MasTec, Inc.	$95.2	2.9%	$14.3	0.4%	$88.0	1.0%	$(50.7)	(0.6)%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Segment:	2024	2023	2024	2023	2024		2023 (a)		2024		2023 (a)
Communications	$927.2	$824.4	$2,484.7	$2,499.6	$106.6	11.5%	$73.4	8.9%	$237.3	9.5%	$215.7	8.6%
Clean Energy and Infrastructure	1,138.4	1,099.9	2,834.2	2,894.5	85.0	7.5%	42.4	3.9%	152.8	5.4%	80.9	2.8%
Power Delivery	712.5	665.0	1,920.1	2,077.1	54.5	7.6%	56.5	8.5%	133.2	6.9%	161.0	7.8%
Oil and Gas	497.8	672.3	1,704.0	1,270.6	103.1	20.7%	97.3	14.5%	330.9	19.4%	188.9	14.9%
Other	—	—	—	—	7.4	NM	4.4	NM	17.2	NM	18.2	NM
Eliminations	(23.5)	(4.5)	(42.6)	(25.9)	—	—	—	—	—	—	—	—
Segment Total	$3,252.4	$3,257.1	$8,900.4	$8,715.9	$356.6	11.0%	$274.0	8.4%	$871.4	9.8%	$664.7	7.6%
Corporate	—	—	—	—	(58.0)	—	(31.3)	—	(175.8)	—	(121.2)	—
Consolidated Total	$3,252.4	$3,257.1	$8,900.4	$8,715.9	$298.6	9.2%	$242.7	7.5%	$695.6	7.8%	$543.5	6.2%
NM - Percentage is not meaningful
(a)     For the three month period ended September 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.8 million, $15.3 million and $0.5 million, respectively, of acquisition and integration costs related to certain acquisitions, and Corporate EBITDA included $0.5 million of such costs, and, for the nine month period ended September 30, 2023, $18.3 million, $36.9 million, $2.5 million and $3.2 million of such costs were included in EBITDA of the segments and Corporate, respectively. These acquisition and integration activities were completed in the fourth quarter of 2023.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue. For the three month period ended September 30, 2024, consolidated revenue totaled $3,252 million as compared with $3,257 million for the same period in 2023, a decrease of approximately $5 million. Revenue in our Oil and Gas segment decreased by approximately $174 million, or 26%, whereas revenue increased in our Communications segment by approximately $103 million, or 12%, in our Power Delivery segment by approximately $47 million, or 7%, and in our Clean Energy and Infrastructure segment by approximately $39 million, or 4%. See below for details of revenue by segment.
Communications Segment. Communications revenue was $927 million for the three month period ended September 30, 2024 as compared with $824 million for the same period in 2023, an increase of $103 million, or 12%. The increase in revenue was driven primarily by higher levels of wireless, wireline and utility project activity. These increases were offset, in part, by a decrease in our install-to-the-home activities due, in part, to changes in consumer behavior resulting in lower demand.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,138 million for the three month period ended September 30, 2024, as compared with $1,100 million for the same period in 2023, an increase of $39 million, or 4%, due primarily to higher levels of heavy civil project activity and certain industrial and other infrastructure project work, offset, in part, by lower levels of renewable work, due to various factors affecting timing of project work.
Power Delivery Segment. Power Delivery revenue was $713 million for the three month period ended September 30, 2024, as compared with $665 million for the same period in 2023, an increase of $47 million, or 7%. Acquisitions contributed $11 million of revenue for the three month period ended September 30, 2024, and organic revenue increased by approximately $37 million, as compared with the same period in 2023, due primarily to higher levels of project activity, including for transmission and substation-related project work, offset, in part, by a decrease in distribution-related project work, primarily due to regulatory effects.
Oil and Gas Segment. Oil and Gas revenue was $498 million for the three month period ended September 30, 2024, as compared with $672 million for the same period in 2023, a decrease of $174 million, or 26%, due primarily to lower levels of project activity, including from large-diameter project activity and pipeline integrity services, offset, in part, by an increase in midstream project activity due to improved market conditions.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by approximately $68 million, or 2%, to $2,789 million for the three month period ended September 30, 2024 from $2,857 million for the same period in 2023. Lower levels of revenue contributed a decrease of $4 million in costs of revenue, excluding depreciation and amortization, and improved productivity resulted in a decrease of approximately $64 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 200 basis points to 85.8% of revenue for the three month period ended September 30, 2024 from 87.7% of revenue for the same period in 2023. The basis point decrease was due to a combination of improved project efficiencies and project mix, primarily within our Oil and Gas and Clean Energy and Infrastructure segments, and the positive effects of certain project close-outs, offset, in part, by the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. See “Analysis of EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. Depreciation was $80 million, or 2.5% of revenue, for the three month period ended September 30, 2024, as compared with $115 million, or 3.5% of revenue, for the same period in 2023, a decrease of approximately $35 million, or 30%. As a percentage of revenue, depreciation decreased by approximately 110 basis points, due primarily to a net reduction of approximately $18 million related to a change in the depreciable lives of certain machinery and equipment to better align the respective assets’ lives with their expected useful lives, and, in part, from lower levels of property and equipment, net.
Amortization of intangible assets. Amortization of intangible assets was $34 million, or 1.1% of revenue, for the three month period ended September 30, 2024, as compared with $42 million, or 1.3% of revenue, for the same period in 2023, a decrease of approximately $8 million, or 19%, due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 20 basis points as compared with the same period in 2023.
General and administrative expenses. General and administrative expenses totaled $169 million, or 5.2% of revenue, for the three month period ended September 30, 2024, as compared with $181 million, or 5.5% of revenue, for the same period in 2023, a decrease of approximately $12 million, or 7%. The decrease in general and administrative expenses was primarily due to a reduction of $18 million in acquisition and integration costs, an increase in gains on sales of assets, net, and a decrease in various administrative costs, including information technology expenses, offset, in part, by an increase in compensation expense and the effects of timing of ordinary course legal matters. Overall, general and administrative expenses decreased by approximately 40 basis points as a percentage of revenue for the three month period ended September 30, 2024 as compared with the same period in 2023.
Interest expense, net. Interest expense, net of interest income, was approximately $47 million, or 1.4% of revenue, for the three month period ended September 30, 2024, as compared with approximately $63 million, or 1.9% of revenue, for the same period in 2023, a decrease of approximately $16 million, or 25%. The decrease in interest expense, net, was primarily due to a reduction in our variable rate debt outstanding under our credit facility and term loans, offset, in part, by an increase in interest expense from our 5.900% Senior Notes and accounts receivable financing arrangements.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity method investments. For both the three month periods ended September 30, 2024 and 2023, equity in earnings from unconsolidated affiliates, net, totaled approximately $7 million, and related primarily to our investments in the Waha JVs.
Other expense (income), net. Other expense, net, was $3 million for the three month period ended September 30, 2024, as compared with $17 million of other income, net for the same period in 2023. For the three month period ended September 30, 2024, other expense, net, included approximately $2 million of expense, net, from changes to estimated Earn-out accruals and approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business, offset, in part, by other miscellaneous income, net, including from legal and other settlements. For the three month period ended September 30, 2023, other income, net, included approximately $5 million of income, net, from changes to estimated Earn-out accruals, and $7 million of other miscellaneous income, net, including from insurance and other settlements, $7 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $3 million of impairment losses on an investment.
Provision for income taxes. Income tax expense was $32 million for the three month period ended September 30, 2024, as compared with $8 million for the same period in 2023. Pre-tax income totaled $137 million for the three month period ended September 30, 2024, as compared with $23 million for the same period in 2023. For the three month period ended September 30, 2024, our effective tax rate was 23.0% as compared with 33.1% for the same period in 2023. Our effective tax rate in the third quarter of 2024 included the effect of a lower state income tax rate partially offset by an increase in non-deductible expenses whereas the same period in 2023 included a benefit of approximately $4 million related to certain prior period tax return adjustments.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $10 million for the three month period ended September 30, 2024, as compared with $1 million for the same period in 2023. The increase was primarily attributable to the results of certain acquisitions with minority interest holders.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $107 million, or 11.5% of revenue, for the three month period ended September 30, 2024, as compared with $73 million, or 8.9% of revenue, for the same period in 2023, an increase in EBITDA of approximately $33 million, or 45%. Higher levels of revenue resulted in an increase in EBITDA of approximately $9 million. As a percentage of revenue, EBITDA increased by approximately 260 basis points, or $24 million, due to improved efficiencies, including as a result of a reduction of approximately $5 million in certain acquisition and integration costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $85 million, or 7.5% of revenue, for the three month period ended September 30, 2024, as compared with $42 million, or 3.9% of revenue, for the same period in 2023, an increase in EBITDA of approximately $43 million, or 100%. As a percentage of revenue, EBITDA increased by approximately 360 basis points, or $41 million, due to a combination of improved productivity and efficiencies, including from certain renewable, industrial and infrastructure project work, and a reduction of approximately $15 million in certain acquisition and integration costs, offset, in part, by the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. Higher levels of revenue resulted in an increase in EBITDA of approximately $1 million.

Power Delivery Segment. EBITDA for our Power Delivery segment was $55 million, or 7.6% of revenue, for the three month period ended September 30, 2024, as compared with EBITDA of $57 million, or 8.5% of revenue, for the same period in 2023, a decrease in EBITDA of approximately $2 million, or 4%. As a percentage of revenue, EBITDA decreased by 80 basis points, or $6 million, primarily due to timing and mix of project activity, and effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, including due to regulatory effects, whereas higher levels of revenue resulted in an increase in EBITDA of approximately $4 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $103 million, or 20.7% of revenue, for the three month period ended September 30, 2024, as compared with $97 million, or 14.5% of revenue, for the same period in 2023, an increase in EBITDA of $6 million, or 6%. As a percentage of revenue, EBITDA increased by approximately 620 basis points, or $31 million, due primarily to improved project efficiencies, as well as the effects of project mix. Lower levels of revenue contributed a decrease in EBITDA of approximately $25 million.
Other Segment. EBITDA from Other businesses totaled approximately $7 million and $4 million for the three month periods ended September 30, 2024 and 2023, respectively. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $58 million for the three month period ended September 30, 2024, as compared with EBITDA of negative $31 million for the same period in 2023, for a decrease in EBITDA of approximately $27 million. For the three month period ended September 30, 2024, Corporate EBITDA included approximately $2 million of expense, net, from changes to estimated Earn-out accruals and approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the three month period ended September 30, 2023, Corporate EBITDA included approximately $5 million of income, net from changes to estimated Earn-out accruals and $7 million of income from changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the three month period ended September 30, 2024 not related to the above-described items increased by approximately $11 million as compared with the same period in 2023, due primarily to the effects of timing of ordinary course legal and other settlement matters and other administrative expenses.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue. For the nine month period ended September 30, 2024, consolidated revenue totaled $8,900 million as compared with $8,716 million for the same period in 2023, an increase of approximately $185 million, or 2%. Revenue in our Oil and Gas segment increased by approximately $433 million, or 34%, whereas revenue decreased in our Power Delivery segment by approximately $157 million, or 8%, in our Clean Energy and Infrastructure segment by approximately $60 million, or 2%, and in our Communications segment by approximately $15 million, or 1%. See below for details of revenue by segment.
Communications Segment. Communications revenue was $2,485 million for the nine month period ended September 30, 2024, as compared with $2,500 million for the same period in 2023, a decrease of $15 million, or 1%. The decrease in revenue was driven primarily by lower levels of wireline and install-to-the-home project activity due, in part, to customer project timing in our wireline business and, for our install-to-the-home activities, changes in consumer behavior resulting in lower demand. These decreases were offset, in part, by an increase in wireless and utility project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $2,834 million for the nine month period ended September 30, 2024, as compared with $2,895 million for the same period in 2023, a decrease of $60 million, or 2%, due primarily to lower levels of renewable project work, due to various factors affecting timing of project work offset, in part, by higher levels of other infrastructure project work and heavy civil project activity.
Power Delivery Segment. Power Delivery revenue was $1,920 million for the nine month period ended September 30, 2024, as compared with $2,077 million for the same period in 2023, a decrease of $157 million, or 8%. Acquisitions contributed $11 million of revenue for the nine month period ended September 30, 2024, whereas organic revenue decreased by approximately $168 million, as compared with the same period in 2023, due primarily to lower levels of project activity in distribution-related project work, including due to regulatory effects, offset, in part, by an increase in transmission and substation-related project activity.
Oil and Gas Segment. Oil and Gas revenue was $1,704 million for the nine month period ended September 30, 2024, as compared with $1,271 million for the same period in 2023, an increase of $433 million, or 34%, due primarily to higher levels of project activity, including from project timing-related increases in large-diameter and midstream project activity due to improved market and regulatory conditions, offset, in part, by a reduction in pipeline integrity services and other infrastructure-related work.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $8 million, or 0.1%, to $7,709 million for the nine month period ended September 30, 2024 from $7,701 million for the same period in 2023. Higher levels of revenue contributed an increase of $163 million in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $155 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 170 basis points to 86.6% of revenue for the nine month period ended September 30, 2024 from 88.4% of revenue for the same period in 2023. The basis point decrease was due to a combination of improved project efficiencies and project mix, primarily within our Oil and Gas and Clean Energy and Infrastructure segments, and the positive effects of certain project close-outs, offset, in part, by reduced productivity from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. See “Analysis of EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. Depreciation was $290 million, or 3.3% of revenue, for the nine month period ended September 30, 2024, as compared with $325 million, or 3.7% of revenue, for the same period in 2023, a decrease of approximately $36 million, or 11%. As a percentage of revenue, depreciation decreased by approximately 50 basis points, due primarily to a net reduction of approximately $18 million related to a change in the depreciable lives of certain machinery and equipment to better align the respective assets’ lives with their expected useful lives, and, in part, from lower levels of property and equipment, net.

Amortization of intangible assets. Amortization of intangible assets was $102 million, or 1.1% of revenue, for the nine month period ended September 30, 2024, as compared with $126 million, or 1.4% of revenue, for the same period in 2023, a decrease of approximately $25 million, or 19%, due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 30 basis points as compared with the same period in 2023.
General and administrative expenses. General and administrative expenses totaled $501 million, or 5.6% of revenue, for the nine month period ended September 30, 2024, as compared with $521 million, or 6.0% of revenue, for the same period in 2023, a decrease of approximately $19 million, or 4%. The decrease in general and administrative expenses was primarily due to a $53 million reduction in acquisition and integration costs, an increase in gains on sales of assets, net, and a decrease in various administrative costs, including information technology expenses, offset, in part, by an increase in compensation expense, the provision for credit losses, an increase in other administrative expenses, and the effects of timing of ordinary course legal matters. Overall, general and administrative expenses decreased by approximately 30 basis points as a percentage of revenue for the nine month period ended September 30, 2024 as compared with the same period in 2023.
Interest expense, net. Interest expense, net of interest income, was approximately $150 million, or 1.7% of revenue, for the nine month period ended September 30, 2024, as compared with approximately $175 million, or 2.0% of revenue, for the same period in 2023, a decrease of approximately $25 million, or 14%. The decrease in interest expense, net, was primarily due to a reduction in our variable rate debt outstanding under our credit facility and term loans, offset, in part, by an increase in interest expense from our 5.900% Senior Notes and accounts receivable financing arrangements.
Equity in earnings of unconsolidated affiliates, net. For the nine month periods ended September 30, 2024 and 2023, equity in earnings from unconsolidated affiliates, net, totaled approximately $22 million and $23 million, respectively, and related primarily to our investments in the Waha JVs.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the nine month period ended September 30, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.
Other expense (income), net. Other expense, net, was $5 million for the nine month period ended September 30, 2024, as compared with $26 million of other income, net, for the same period in 2023. For the nine month period ended September 30, 2024, other expense, net, included approximately $3 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business and approximately $10 million of asset impairment and other valuation adjustments related to certain fixed assets, offset, in part, by approximately $6 million of other miscellaneous income, net, including from legal and other settlements. For the nine month period ended September 30, 2023, other income, net, included approximately $7 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”), approximately $19 million of other miscellaneous income, including from insurance and other settlements, and approximately $2 million of income from changes in the fair value of additional contingent payments to former owners of an acquired business, offset, in part, by approximately $3 million of impairment losses on an investment.
(Provision for) benefit from income taxes. Income tax expense was $40 million for the nine month period ended September 30, 2024, as compared with $34 million of income tax benefit for the same period in 2023. Pre-tax income totaled $155 million for the nine month period ended September 30, 2024, as compared with $83 million of pre-tax losses for the same period in 2023. For the nine month period ended September 30, 2024, our effective tax rate was 25.8% as compared with 41.4% for the same period in 2023. Our effective tax rate for both the nine month periods ended September 30, 2024 and 2023 included the effect of a lower state income tax rate partially offset by an increase in non-deductible expenses, whereas for the nine month period ended September 30, 2023, our effective tax rate also included a net tax benefit of approximately $9 million from share-based payment awards and a benefit of approximately $6 million related to certain prior period tax return adjustments.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $27 million for the nine month period ended September 30, 2024, as compared with $2 million for the same period in 2023. The increase was primarily attributable to the results of certain acquisitions with minority interest holders.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $237 million, or 9.5% of revenue, for the nine month period ended September 30, 2024, as compared with $216 million, or 8.6% of revenue, for the same period in 2023, an increase in EBITDA of approximately $22 million, or 10%. As a percentage of revenue, EBITDA increased by approximately 90 basis points, or $23 million, due to improved efficiencies, including as a result of a reduction of approximately $18 million in certain acquisition and integration costs. Lower levels of revenue resulted in a decrease in EBITDA of approximately $1 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $153 million, or 5.4% of revenue, for the nine month period ended September 30, 2024, as compared with $81 million, or 2.8% of revenue, for the same period in 2023, an increase in EBITDA of approximately $72 million, or 89%. As a percentage of revenue, EBITDA increased by approximately 260 basis points, or $74 million, due to a combination of improved productivity and efficiencies, including from certain renewable, industrial and infrastructure project work, and a reduction of approximately $37 million in certain acquisition and integration costs, offset, in part, by the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. Lower levels of revenue resulted in a decrease in EBITDA of approximately $2 million.

Power Delivery Segment. EBITDA for our Power Delivery segment was $133 million, or 6.9% of revenue, for the nine month period ended September 30, 2024, as compared with EBITDA of $161 million, or 7.8% of revenue, for the same period in 2023, a decrease in EBITDA of approximately $28 million, or 17%. As a percentage of revenue, EBITDA decreased by approximately 80 basis points, or $16 million, due to a combination of reduced project efficiencies and mix, including from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, including due to regulatory effects, offset, in part, by a reduction of approximately $3 million in certain acquisition and integration costs. Lower levels of revenue resulted in a decrease in EBITDA of approximately $12 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $331 million or 19.4% of revenue, for the nine month period ended September 30, 2024, as compared with $189 million, or 14.9% of revenue, for the same period in 2023, an increase in EBITDA of $142 million, or 75%. As a percentage of revenue, EBITDA increased by approximately 460 basis points, or $78 million, due primarily to improved productivity, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $64 million.
Other Segment. EBITDA from Other businesses totaled approximately $17 million for the nine month period ended September 30, 2024, as compared with EBITDA of $18 million for the same period in 2023. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $176 million for the nine month period ended September 30, 2024, as compared with EBITDA of negative $121 million for the same period in 2023, for a decrease in EBITDA of approximately $55 million. For the nine month period ended September 30, 2024, Corporate EBITDA included approximately $11 million of a loss on debt extinguishment and approximately $3 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the nine month period ended September 30, 2023, Corporate EBITDA included approximately $7 million of income, net, from changes to estimated Earn-out accruals, $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA, and $2 million of income from the changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the nine month period ended September 30, 2024 not related to the above-described items increased by approximately $29 million as compared with the same period in 2023, due primarily to the effects of timing of ordinary course legal and other settlement matters, increases in compensation expense, information technology, travel, and other administrative expenses, offset, in part, a reduction in professional fees and certain acquisition and integration costs.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”), adjusted net income attributable to MasTec, Inc. (“Adjusted Net Income Attributable to MasTec, Inc.”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense; the loss on debt extinguishment; acquisition and integration costs related to certain acquisition activity; and fair value gains or losses, net, on an investment; and, for Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income, Adjusted Net Income Attributable to MasTec Inc. and Adjusted Diluted Earnings Per Share, to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core, or underlying, operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. We also use these adjusted measures to allocate resources. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In 2021, we initiated a significant transformation of our end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and resulted in significant acquisition and integration costs. Due to the extent of the acquisition costs related to this acquisition activity and the extent of the efforts that were required to integrate these acquisitions, we have excluded acquisition and integration costs related to this acquisition activity in our computation of Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share. These acquisition and integration activities were completed in the fourth quarter of 2023.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Net income (loss)	$105.4	3.2%	$15.3	0.5%	$114.7	1.3%	$(48.5)	(0.6)%
Interest expense, net	47.0	1.4%	62.6	1.9%	149.7	1.7%	174.7	2.0%
Provision for (benefit from) income taxes	31.5	1.0%	7.6	0.2%	39.8	0.4%	(34.2)	(0.4)%
Depreciation	80.2	2.5%	115.0	3.5%	289.8	3.3%	325.3	3.7%
Amortization of intangible assets	34.4	1.1%	42.3	1.3%	101.7	1.1%	126.3	1.4%
EBITDA	$298.6	9.2%	$242.7	7.5%	$695.6	7.8%	$543.5	6.2%
Non-cash stock-based compensation expense	7.3	0.2%	7.2	0.2%	24.0	0.3%	24.3	0.3%
Loss on extinguishment of debt	—	—%	—	—%	11.3	0.1%	—	—%
Acquisition and integration costs	—	—%	21.1	0.6%	—	—%	60.9	0.7%
Losses on fair value of investment	—	—%	—	—%	—	—%	0.2	0.0%
Adjusted EBITDA	$305.9	9.4%	$271.1	8.3%	$731.0	8.2%	$629.0	7.2%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
EBITDA	$298.6	9.2%	$242.7	7.5%	$695.6	7.8%	$543.5	6.2%
Non-cash stock-based compensation expense (a)	7.3	0.2%	7.2	0.2%	24.0	0.3%	24.3	0.3%
Loss on extinguishment of debt (a)	—	—%	—	—%	11.3	0.1%	—	—%
Acquisition and integration costs (b)	—	—%	21.1	0.6%	—	—%	60.9	0.7%
Losses on fair value of investment (a)	—	—%	—	—%	—	—%	0.2	0.0%
Adjusted EBITDA	$305.9	9.4%	$271.1	8.3%	$731.0	8.2%	$629.0	7.2%
Segment:
Communications	$106.6	11.5%	$78.2	9.5%	$237.3	9.5%	$234.0	9.4%
Clean Energy and Infrastructure	85.0	7.5%	57.6	5.2%	152.8	5.4%	117.8	4.1%
Power Delivery	54.5	7.6%	57.0	8.6%	133.2	6.9%	163.5	7.9%
Oil and Gas	103.1	20.7%	97.3	14.5%	330.9	19.4%	188.9	14.9%
Other	7.4	NM	4.4	NM	17.2	NM	18.2	NM
Segment Total	$356.6	11.0%	$294.5	9.0%	$871.4	9.8%	$722.4	8.3%
Corporate	(50.7)	—	(23.4)	—	(140.4)	—	(93.4)	—
Adjusted EBITDA	$305.9	9.4%	$271.1	8.3%	$731.0	8.2%	$629.0	7.2%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, loss on extinguishment of debt and losses on the fair value of an investment are included within Corporate EBITDA.
(b)    For the three month period ended September 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.8 million, $15.3 million and $0.5 million, respectively, of acquisition and integration costs related to certain acquisitions, as described above, and Corporate EBITDA included $0.5 million of such costs, and for the nine month period ended September 30, 2023, $18.3 million, $36.9 million, $2.5 million and $3.2 million of such costs were included in EBITDA of the segments and Corporate, respectively.

The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$105.4	$15.3	$114.7	$(48.5)
Adjustments:
Non-cash stock-based compensation expense	7.3	7.2	24.0	24.3
Amortization of intangible assets	34.4	42.3	101.7	126.3
Loss on extinguishment of debt	—	—	11.3	—
Acquisition and integration costs	—	21.1	—	60.9
Losses on fair value of investment	—	—	—	0.2
Total adjustments, pre-tax	$41.7	$70.6	$137.1	$211.7
Income tax effect of adjustments (a)	(8.4)	(10.0)	(30.7)	(58.6)
Adjusted net income	$138.7	$75.9	$221.0	$104.7
Net income attributable to non-controlling interests	10.2	1.0	26.7	2.2
Adjusted net income attributable to MasTec, Inc.	$128.5	$74.9	$194.3	$102.5

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted earnings (loss) per share	$1.21	$0.18	$1.12	$(0.65)
Adjustments:
Non-cash stock-based compensation expense	0.09	0.09	0.31	0.31
Amortization of intangible assets	0.44	0.54	1.29	1.61
Loss on extinguishment of debt	—	—	0.14	—
Acquisition and integration costs	—	0.27	—	0.78
Losses on fair value of investment	—	—	—	0.00
Total adjustments, pre-tax	$0.53	$0.90	$1.74	$2.70
Income tax effect of adjustments (a)	(0.11)	(0.13)	(0.39)	(0.75)
Adjusted diluted earnings per share	$1.63	$0.95	$2.47	$1.31
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three and nine month periods ended September 30, 2024, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 23.0% and 25.8%, respectively, and as adjusted, were expenses with effective tax rates of 22.4% and 24.2%, respectively. For the three and nine month periods ended September 30, 2023, our consolidated effective tax amounts were an expense and a benefit, with effective tax rates, as reported, of 33.1% and 41.4%, respectively, and as adjusted, were expenses with effective tax rates of 18.8% and 18.9%, respectively.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, debt service, income taxes, earn-out obligations and equity and other investment funding requirements. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to refinance, extend the terms of our existing indebtedness, retire outstanding debt, borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash. See Note 6 – Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for details of our $550 million offering of 5.900% Senior Notes and the repayments of our Three-Year Term Loan during the second quarter of 2024 and our 6.625% IEA Senior Notes in the second and third quarters of 2024.
Capital Expenditures. For the nine month period ended September 30, 2024, we spent approximately $101 million on capital expenditures, or $52 million, net of asset disposals, and incurred approximately $100 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $140 million to $165 million on capital expenditures, or approximately $80 million to $105 million, net of asset disposals, in 2024, and we expect to incur approximately $135 million to $160 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.

Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Additionally, from time to time, our acquisitions may contain certain additional payments based upon specified conditions. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of September 30, 2024 was approximately $82 million. Of this amount, approximately $12 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the nine month periods ended September 30, 2024 and 2023, we made $26 million and $39 million, respectively, of payments related to our Earn-out liabilities.
Income Taxes. For the nine month periods ended September 30, 2024 and 2023, tax payments, net of tax refunds totaled approximately $45 million and $15 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of September 30, 2024, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, were generally flat at approximately $3.1 billion as of both September 30, 2024 and December 31, 2023.
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
Sources and Uses of Cash
As of September 30, 2024, we had approximately $685 million in working capital, defined as current assets less current liabilities, as compared with $1,137 million as of December 31, 2023, a decrease of approximately $452 million. Cash and cash equivalents totaled approximately $181 million and $530 million as of September 30, 2024 and December 31, 2023, respectively, for a decrease of approximately $348 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$649.9	$196.6
Net cash used in investing activities	$(80.8)	$(171.7)
Net cash used in financing activities	$(916.5)	$(181.6)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2024 was $650 million, as compared with $197 million of net cash provided by operating activities for the same period in 2023, for an increase in net cash provided by operating activities of approximately $453 million, due primarily to (i) changes in working capital compared with the prior period, including from the positive effect of timing-related changes in accounts receivable, net and contract liabilities, offset, in part, by the negative effect of timing-related changes in accounts payable and accrued expenses; and (ii) an increase in net income as compared with the prior period.
Days sales outstanding, net of contract liabilities, which we refer to as “DSO,” is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 68 as of September 30, 2024 as compared with DSO of 74 as of December 31, 2023. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives, including certain accounts receivable financing arrangements. The decrease in DSO as of September 30, 2024 as compared with December 31, 2023 was due to timing of ordinary course billing and collection activities, as well as the effects of certain accounts receivable financing arrangements. Other than ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $91 million to $81 million for the nine month period ended September 30, 2024 from $172 million for the same period in 2023. Capital expenditures totaled $101 million, or $52 million, net of asset disposals, for the nine month period ended September 30, 2024, as compared with $157 million, or $101 million, net of asset disposals, for the same period in 2023, for a decrease in cash used in investing activities of approximately $50 million, due primarily to lower levels of equipment purchases. Cash used in investing activities from acquisition activity decreased by $35 million for the nine month period ended September 30, 2024 as compared with the same period in 2023.
Financing Activities. Net cash used in financing activities for the nine month period ended September 30, 2024 was $917 million, as compared with $182 million for the same period in 2023, for an increase in cash used in financing activities of approximately $735 million. The increase was primarily due to repayments, net of borrowings, of our credit facility and term loans, which increased by $1,033 million for the nine month period ended September 30, 2024 as compared with the same period in 2023, and the repayment of $224 million of our 6.625% Senior Notes, of which $204 million was repaid in the second quarter of 2024 and the remaining outstanding amount was repaid in the third quarter of 2024 in connection with the redemption of the remaining aggregate principal amount of the 6.625% IEA Senior Notes. These repayments were partially offset by $550 million of net proceeds received from the issuance of our 5.900% Senior Notes in the second quarter of 2024.
Senior Credit Facility
We have a $2.25 billion senior unsecured credit facility (as amended from time to time, the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a Term Loan with an original principal amount of $350 million, and matures on November 1, 2026. As of September 30, 2024, aggregate outstanding revolving borrowings totaled approximately $0.2 billion and availability for revolving loans totaled $1.7 billion. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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
6.625% Senior Notes
We have $75 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”). The 6.625% Senior Notes were previously composed of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”). In the third quarter of 2024, IEA LLC exercised its right under the indenture that governs the 6.625% IEA Senior Notes to redeem the remaining $21 million in aggregate principal amount of the 6.625% IEA Senior Notes at a price equal to 95.0% of the principal amount, which approximated their carrying value. The $75 million of 6.625% MasTec Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.

Five-Year Term Loan Facility
As of September 30, 2024, we had $288.8 million outstanding of an unsecured five-year term loan (the “Five-Year Term Loan”) that is due October 7, 2027. The Five-Year Term Loan is subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2023 Form 10-K.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2024, and we expect to be in compliance with these provisions and covenants for the next twelve months.
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
Impact of Inflation
Over the past years, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. As described above under “General Economic, Market and Regulatory Conditions,” while the Federal Reserve decreased the Federal Funds rate in September, there continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken. We expect elevated market interest rates and continuing levels of cost inflation for the foreseeable future. Elevated levels of labor, material and fuel costs have negatively affected our project margins to the extent that we have been unable to pass such cost increases along to our customers. If current inflationary conditions persist, our profitability could continue to be affected in the future. Market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt and, correspondingly, our interest expense. Increased market interest rates could also have an adverse effect on the capital expenditure budgets of our customers, which could result in reduced or deferred demand for our services.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest expense is affected by the overall interest rate environment. Although the Federal Reserve lowered interest rates by 50 basis points effective September 19, 2024, interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. In a period of declining interest rates, the interest we are charged on our variable-rate debt may decrease. Interest we are charged on our fixed-rate debt would not change. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. Our variable rate debt subjects us to risk from increases in prevailing interest rates. As of September 30, 2024, our variable rate debt consisted primarily of approximately $145 million of revolving loans outstanding under our Credit Facility with a weighted average interest rate of 6.68%, a $335 million Term Loan under our Credit Facility with a weighted average interest rate of 6.22%, and a $289 million Five-Year Term Loan with a weighted average interest rate of 6.25%. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and Five-Year Term Loan would have increased our interest expense by approximately $9 million for the nine month period ended September 30, 2024.
As of September 30, 2024, our fixed rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $75 million aggregate principal amount of 6.625% Senior Notes and $289 million of finance lease obligations, which accrued interest at a weighted average interest rate of 4.7%. None of this fixed rate debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the nine month period ended September 30, 2024. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the nine month period ended September 30, 2024. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the nine month period ended September 30, 2024, foreign currency translation losses, net, totaled approximately $1.7 million and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2024. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 – Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three month period ended September 30, 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	6,963	$106.58	—	$77,326,434
August 1 through August 31	6,814	$106.84	—	$77,326,434
September 1 through September 30	7,320	$105.14	—	$77,326,434
Total	21,097		—
(a)Includes 6,963, 6,453 and 7,320 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in July, August and September of 2024, respectively, and 361 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in August of 2024.
(b)As of September 30, 2024, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three month period ended September 30, 2024, except as provided below, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K:

Name	Title	Type of Plan	Action	Date of Action	Duration of Plan			Aggregate Number of Securities Covered Under the Plan
C. Robert Campbell	Director	Rule 10b5-1	Adopted	9/30/2024	12/29/2024	-	9/30/2026	Sale of up to 15,000 shares

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: October 31, 2024
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)