Form 10-K
period 2024-12-31
MASTEC INC
filed 2025-02-28
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.5 billion based on the closing price per share for the registrant’s common stock on the New York Stock Exchange on June 28, 2024.
    There were 79,291,828 shares of common stock outstanding as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
    The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2025 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
•    market conditions, including rising or elevated levels of inflation or interest rates, regulatory or policy changes, including permitting processes, tax incentives and government funding programs that affect us or our customers’ industries, access to capital, material and labor costs, supply chain issues and technological developments, all of which may affect demand for our services;
•    changes to governmental programs and spending policies, including potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act (“IIJA”) and/or Inflation Reduction Act (“IRA”), including the potential for reduced support for renewable energy projects, changes in U.S or foreign tax laws, statutes, rules, regulations or ordinances, including the impact of, and changes to, tariffs, including the effects of tariffs imposed on oil and gas imported from Canada, tariffs imposed on goods imported from China, including steel and solar panels, and tariffs on all steel and aluminum imports into the United States, or trade policies affecting macroeconomic conditions, including inflation, as well as, the industries we serve and related projects and expenditures that may adversely impact our future financial position or results of operations;
•risks related to governmental regulation, including uncertainties from the change in the U.S. federal administration;
•project delays due to permitting processes, compliance with environmental and other regulatory requirements and challenges to the granting of project permits, which could cause increased costs and delayed or reduced revenue;
•the effect on demand for our services of changes in the amount of capital expenditures by our customers due to, among other things, economic conditions, including potential economic downturns, inflationary issues, tariff effects, the availability and cost of financing, supply chain disruptions, climate-related matters, customer consolidation in the industries we serve and/or the effects of public health matters;
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
•    adverse climate and weather events, such as the risk of wildfires, that increase operational and legal risks in certain locations where we perform services, could increase the potential liability and related costs associated with such operations;
•the highly competitive nature of our industry and the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice under our contracts, and/or customer disputes related to our performance of services and the resolution of unapproved change orders;

•the effect of state and federal regulatory initiatives, including risks related to and the costs of compliance with existing and potential future environmental, social and governance (“ESG”) requirements, including with respect to climate-related matters;
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
•risks associated with operating in or expanding into additional international markets, including risks from increased tariffs, fluctuations in foreign currencies, foreign labor and general business conditions and risks from failure to comply with laws applicable to our foreign activities and/or governmental policy uncertainty;
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

PART I
ITEM 1.    BUSINESS
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for 95 years. For the twelve month period ended December 31, 2024, we had an average of approximately 33,000 employees and 780 locations, and as of December 31, 2024, we had approximately 32,000 employees and 770 locations. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
We provide integrated, solutions-based services to a diversified base of customers and a significant portion of our services are provided under master service and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. During the fourth quarter of 2024, we renamed our Oil and Gas segment as the Pipeline Infrastructure segment to better represent the nature of the segment’s operations, end markets and customer characteristics. There was no change to the composition of the segment or its historical results.
Our Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications, wireless integration and optimization and install-to-the-home services, as well as infrastructure for utilities, among others. Our Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure services, including roads, bridges and rail; and environmental remediation services. Our Power Delivery segment primarily serves the energy, utility and data center infrastructure industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas lines, power reserve and battery infrastructure, and distribution network systems, substations and grid modernization; emergency restoration services following natural disasters and accidents; and environmental planning and compliance services. Our Pipeline Infrastructure segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, water and carbon capture sequestration pipelines, as well as pipeline integrity, including the repair of pipeline infrastructure and facilitating their safe use throughout their lifecycle, and other services for the energy and utilities industries. The Other segment includes certain equity investees, the services of which may vary from those provided by our primary segments, as well as other small business units with activities in certain international end-markets. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Opportunities in our Communications Segment
Demand for seamless access across wireless and wired devices, high-speed internet connectivity, broadband and data transmission continues to spur demand for fast and more reliable wireless and wireline/fiber communications network services. The use of mobile devices, mobile and remote technologies, video streaming usage, acceleration of business transacted online, increased demand of artificial intelligence driving data center growth and advancements in the “Internet of Things (IoT)” is expected to require new and upgraded networks to meet the data traffic and reliability demands of these technologies.
According to IBISWorld’s October 2024 publication, “Wireless Tower Construction in the US” (the “IBISWorld October 2024 publication”), revenue for telecommunications infrastructure is expected to grow to $11.8 billion over the five year period through 2029. The IBISWorld October 2024 publication also predicts that telecommunications service providers will invest substantially to improve network infrastructure and increase bandwidth to support video, Voice over Internet Protocol (VoIP) and other high-speed data services.

Telecommunications providers have spent, and plan to continue spending, significant capital and other resources to deliver advanced telecommunications by deploying the latest infrastructure and are projected to play a significant role in shaping the future as next generation 5G wireless technology continues to gain traction among both industrial and consumer markets. 5G mobile networks are still in the early stages, but improvements to existing long term evolution and high-speed data networks are expected to continue over the coming years and are expected to provide a platform for the IoT, which can be harnessed to drive innovation and improvements in commerce, transportation, supply chain, research, healthcare, education, public safety, the development of “Smart Cities,” “Smart Homes” and “Smart Farming,” among many other applications. 5G is expected to provide businesses with significant real-time visibility, insight and control over assets, products and services, with the potential to transform how businesses operate and deliver new products and services.
In response to these growing opportunities, communications service providers are expanding, densifying and optimizing current 5G wireless and wireline/fiber communications network capacity. To achieve nationwide coverage levels, changes to the structure of the network architecture for 5G wireless communications will require a longer period of installation when compared to past generation wireless infrastructure changes. Large scale multi-year 5G deployments will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells, distributed antenna systems and fiber network expansion to densify network performance. We believe that continued nationwide 5G tower deployments, deployment of small/micro cells, fiber network expansion by major carriers in support of 5G and, according to IBIS World’s October 2024 publication, higher demand for retrofits and upgrades of current generation towers to transition towers to 5G, will lead to growing demand for 5G telecommunications infrastructure over multiple years. Additionally, there are several initiatives designed to drive development of telecommunications and 5G infrastructure in rural areas.
We believe that there will be significant fiber network expansion resulting from the combination of carrier spend and government programs that are expected to incentivize private investment in telecommunications infrastructure. Additionally, recently there have been announcements of significant investments being made by companies in data centers for artificial intelligence which, in turn, leads to opportunities to support data center connectivity with new facilities moving farther from traditional locations. According to UBS’s June 2024 U.S. Cable and Telecom Services report, it is believed that the United States will see record levels of fiber-to-the home deployment in 2025 and 2026. The IIJA provides approximately $65 billion of funding to improve and expand the nation’s broadband infrastructure and to make broadband more affordable for low-income Americans, including the Broadband Equity, Access and Deployment (“BEAD”) Program. BEAD will provide over $42 billion to expand high-speed internet access by funding planning, infrastructure deployment and adoption programs, with priority for unserved and underserved areas. Other government initiatives include the Rural Digital Opportunity Fund, which has committed to provide up to $20 billion in funding over ten years to build and connect high-speed broadband in rural homes and small businesses. Carriers are also investing in telecommunications infrastructure to expand their fiber footprint across the nation. One such example is the AT&T and BlackRock Alternatives private equity fiber partnership, Gigapower LLC (“Gigapower”), which will operate a commercial fiber-optic platform in the Unites States. While still in the early process of scaling, carriers continue to stress the importance of these builds and are experiencing momentum in fiber performance in Gigapower geographies. Based on this performance, AT&T and BlackRock plan to grow and are looking for opportunities to expand Gigapower’s network beyond the initial 1.5 million customer locations announced in 2022, including growth in both existing and new geographies.
The U.S. market for Smart City initiatives, in which cities use IoT technologies, artificial intelligence and cloud storage to collect and use insights gained from data to manage city assets, resources and services more efficiently, is a developing trend that is expected to accelerate due to the combination of increased data speeds and data capacity capabilities of wireless and wireline networks, developing IoT applications, cloud computing and artificial intelligence. Smart City initiatives include such technologies as Wi-Fi kiosks, smart lighting solutions, utility meters, smart traffic management systems, video sensors, weather sensors, drone sensors for public safety efforts and radio frequency identification sensors in the pavement. Grand View Research, in their 2024-2030 U.S. Smart Cities Market Size, Share & Trends Analysis report, estimated that the Smart Cities market size was valued at approximately $179 billion in 2023, and is expected to grow at an estimated compound annual growth rate of approximately 23.1% from 2024 to 2030. Smart Home technologies represent a wide range of solutions for monitoring, controlling and automating functions in a home, including home intelligence and connected home technologies. These technologies are expected to benefit from the global rollout of 5G, which are revolutionizing the delivery of IoT services, and improvements in Wi-Fi technologies. Mordor Intelligence, in their Smart Homes Market in the US 2024-2029 report, predicts that the U.S. Smart Home market, which was estimated at approximately $40 billion in 2024, will grow at an estimated compound annual growth rate of approximately 9% from 2024 to 2029. We believe that opportunities for installation and maintenance of both Smart City and Smart Home technologies will provide future growth opportunities, including for our install-to-the-home services business.
As one of the largest providers of communications infrastructure services, we believe that we are well-positioned to benefit from the expected multi-year significant and broad opportunities in the telecommunications market as previously described.
Opportunities in our Clean Energy and Infrastructure Segment
The need for expanded energy generation, together with climate change and carbon emission reduction initiatives, continue to drive trends in the mix of fuel sources used in energy generation toward cleaner and more sustainable energy sources. According to Deloitte’s 2025 Renewable Energy Industry Outlook, continued growth is expected in clean energy and renewables deployment, in part by, record public and private investment and the cleantech manufacturing, artificial intelligence and carbon industries. According to its 2024 Renewable Energy Industry Outlook, many businesses, states, cities and utilities have either mandatory or announced decarbonization plans, with many utilities having decarbonization targets, and an increasing number of major corporations that have joined the RE100, a global corporate initiative to procure electricity entirely from renewable sources. Additionally, according to the latest Department of Energy’s (“DOE”) Annual Energy Outlook 2023 (the “DOE’s 2023 Annual Energy Outlook”), the percentage of U.S. electricity generated by renewable sources is expected to triple to almost 60% by 2050.
Growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including wind, solar, biomass and other sources. Many states have adopted renewable portfolio standards or renewable energy goals to diversify their energy resources, promote domestic energy production and encourage economic development. Rising state renewable portfolio standards, increasing levels of corporate and residential demand, and improving economic competitiveness of renewable sources continue to be key drivers for their growth. In addition, growing efforts to address electric grid resiliency are expected to drive growth in renewables, as utilities and their customers are expected to increasingly consider renewable microgrids, including energy storage solutions, to support critical facilities.
The transition toward cleaner and more sustainable energy sources is expected to require rapid transformation of, and significant investment in, the power sector. A November 2024 S&P Global Community Insights article indicates that energy utilities are expected to invest in renewables at increasing levels over the next couple of years. According to a KPMG Energy Transition Investment Outlook of 2025 and Beyond report (the “2025 KPMG Energy Transition Investment Outlook”), investment in energy transition assets has accelerated significantly since 2020, rising from about $1.2 trillion in 2020 to over $2 trillion in 2024. Certain governmental and policy initiatives are expected to drive growth in renewable energy infrastructure, including the IIJA, which includes funding for renewable energy innovation and deployment. The IIJA allocates $65 billion to power infrastructure and energy programs, which includes funding for fuels and technology investment, including carbon initiatives, clean energy technology supply chains, including battery power initiatives, solar energy research and development, and the development and deployment of hydrogen from clean energy sources, among others. In addition, the IRA contains provisions that are designed to accelerate the deployment of clean energy technologies, reduce carbon emissions, lower energy prices and support the development of a reliable and affordable energy sector. The IRA provides almost $370 billion in clean energy funding to facilitate the clean energy transition, primarily in the form of tax incentives, grants and loan guarantees. Among the clean energy and climate provisions is approximately $70 billion of incentives, including extensions of the renewable energy production tax credit and the investment tax credit for solar and other energy technologies, as well as production tax credits and investment tax credits for the qualified production of clean hydrogen and other clean fuels.
As a result of the above trends and factors, we expect continued demand for construction of renewable and other clean energy infrastructure in the coming years. In addition, we believe that wind infrastructure will also benefit from the replacement and repowering of existing wind turbines and foundations with next generation, higher efficiency turbines, as well as maintenance of aging wind farms. According to an October 2023 Wood MacKenzie article, repowering of aging wind assets is expected to see significant growth in the U.S. due to tax incentives provided for in the IRA that apply to wind assets over ten years old. Wind repowering is expected to be performed on over 20% of the existing U.S. onshore wind fleet by the end of 2028. These expected sources of growth may be adversely affected, however, by technological changes that could mitigate or slow the increase in demand for clean energy, changes in governmental policies that reduce tax or funding incentives and changes in governmental processes that delay or reduce investments in projects, such as a temporary pause on new and renewed federal permits and leasing for wind turbine projects announced by President Trump in January 2025, with no end date to such pause specified, as well as changes in climate and environmental policies that contribute to demand for clean energy infrastructure.
We also provide heavy civil infrastructure construction services, including the construction and maintenance of buildings, roads, rail, bridges, water/sewer systems and other civil infrastructure. We believe that the incentives under the IIJA and other policies, as well as initiatives to upgrade and replace aging infrastructure, will lead to increased investment and future growth opportunities in this area. The IIJA includes approximately $110 billion of funding for roads and bridges, including $40 billion of funding for bridge repair, replacement and rehabilitation and $16 billion of funding for other major infrastructure projects, as well as approximately $50 billion of funding for water infrastructure, including for weatherization efforts to reduce the impact of climate change and to protect against droughts and floods.
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
Converting existing power plants to renewable energy sources is an attractive option, given that existing power plants have the electric infrastructure, including the power lines, transformers and other equipment that is required to connect the power to the grid. Additionally, the IRA includes incentives that could help accelerate this trend by improving the economics of the coal-to-clean energy transition, in particular for communities with an existing coal power plant, as the IRA provides for an incremental tax credit for new renewable projects, as well as a new tax credit for battery storage projects. Industrial facilities and power plants in the biofuels/biomass, food processing, lithium recycling, natural gas and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We are one of the leading renewable contractors in North America, with expertise in wind, solar and other renewables, as well as a leading contractor in the construction of industrial and other power plants and heavy civil infrastructure, and we expect to benefit from market trends in these industries.
Opportunities in our Power Delivery Segment
The U.S. electrical transmission and distribution infrastructure, referred to as “the grid,” is composed of a network of electric generating facilities, high voltage transmission lines, substations and distribution lines that bring power to homes and businesses. Demand for the grid is fueled by the consistent need for more efficient power services as the U.S. economy is dependent upon the reliable delivery of adequate levels of electricity. The grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power. This will include strengthening aging infrastructure, addressing future grid resiliency and modernization efforts (“Smart Grid”) and adapting to changing energy supply, population movement and distribution requirements, including the acceleration of electrification across transportation, industrial processes, data center infrastructure, and buildings and homes, all of which could materially increase the demand for electricity. According to a January 2025 publication by the U.S. Energy Information Administration, after almost two decades of relatively little electricity consumption change, electricity consumption grew by 2% in 2024, and is forecasted to continue growing by 2% in both 2025 and 2026. We expect the projected energy load growth in the U.S. to drive meaningful investment in both power generation and grid expansion and modernization.

According to IBISWorld’s August 2024 publication, “Transmission Line Construction in the U.S.”, the growth in electricity demand will require an expansion of electricity generation and transmission capacity, and increased electrical infrastructure will elevate demand for transmission line construction services. U.S. industry revenue for construction and repair work on electric power transmission infrastructure was projected to approximate $55.8 billion in 2024. We expect future growth in electric transmission and distribution infrastructure from projects to digitize, modernize, harden and secure the grid against increasing levels of disruption from natural and man-made disasters, including extreme weather events, wildfires and potential cyber-attacks, as well as to address changing energy supply requirements and grid reliability. In addition, clean energy production trends are expected to lead to increased investment in electric infrastructure, with a changing fuel mix that is moving toward lower carbon and more sustainable energy sources, such as natural gas and renewables. As noted above, according to the DOE’s 2023 Annual Energy Outlook, the percentage of U.S. electricity generated by renewable sources is expected to triple to almost 60% by 2050. Power grid investment will be a key component of the low-carbon energy transition that is currently underway.
According to a Deloitte analysis in its 2025 Power and Utilities Industry Outlook, the United States is experiencing a surge in electricity demand, driven in part by a confluence of unprecedented electrification, artificial intelligence driven data center expansion, and a resurgence in industrial reshoring or manufacturing. In its report, Deloitte indicates that electricity demand from data centers is projected to grow at a 15% to 17% compound annual growth rate. As data centers continue to demand reliable power to meet a share of their anticipated demand, some are seeking to power their operations with clean energy by supporting the building of renewable energy. A November 2024 S&P Global Community Insights article indicates that energy utilities are expected to invest in renewables at increasing levels over the next couple of years.
The expected growth in electrical power generation from renewable energy sources is expected to require significant investment in transmission lines and substations, as wind, solar and other renewable power generation resources are typically located in remote areas of the country, far from industrial users and major population centers. Growth in electrical power generation from renewable sources in the U.S. will require grid updates to provide for storage of electricity from renewable energy sources and capabilities that can accommodate supply and demand for these new energy sources. A January 2025 BloombergNEF publication reported approximately $390 billion of global power grid investment in 2024. Future demand for electrical transmission and distribution infrastructure is also expected to result from ‘Smart Utility’ initiatives, which seek to address growing populations, environmental goals and the need to optimize resources, as well as the electrification of the U.S. including electrification across transportation, industrial processes, and buildings and homes. According to the 2025 KPMG Energy Transition Investment Outlook, global energy consumption hit an all-time high. In its report, KPMG indicates that investment in energy transition assets has accelerated significantly since 2020 with energy efficiency (including electrification), renewable and low-carbon and grid infrastructure representing the largest energy transition investment opportunities. These expected sources of growth may be adversely affected or delayed, however, by technological changes that could mitigate the increase in demand for electricity and changes in governmental policies that reduce tax or funding incentives, permitting as well as changes in climate and environmental policies that contribute to demand for power generation infrastructure.
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
Opportunities in our Pipeline Infrastructure Segment
We are one of the largest pipeline contractors in North America, with a balanced portfolio of service offerings, including union and non-union services. Our pipeline offerings include construction and maintenance services for pipeline distribution, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services for the energy and utilities industries. Our pipeline integrity services include replacement and repair of pipeline infrastructure, facilitating their safe use throughout their lifecycle.
Notwithstanding efforts to reduce reliance on fossil fuel-related energy sources and transition to renewable sources, we expect that natural gas power generation will remain a fuel of choice, both for primary power generation, and for baseload backup power generation to support intermittent clean energy sources. According to the latest DOE’s Annual Energy Outlook 2023, natural gas is expected to approximate 20% of U.S. electricity generation in 2050, the second largest source behind renewable technologies. Further, according to an HFI Research April 2024 publication, natural gas power generation is expected to grow 14% per year through 2030 as a result of increasing load growth. A November 2024 S&P Global Community Insights article indicates that natural gas is expected to remain a critical energy source for some time, especially with the need to fill capacity gaps, which cannot presently be met entirely by renewables. In addition, our pipeline infrastructure related services could see increased demand from policies adopted by the new federal administration that support or encourage exploration for and export of oil and gas products.
In addition, demand for liquefied natural gas (“LNG”) exports has risen in recent years and North American export capacity is on track to more than double between 2024 and 2028, according to a December 2024 publication by the U.S. Energy Information Administration. The DOE announced in January 2024 a pause in the issuance of new LNG project permits in order to address certain environmental and other concerns, however, in January 2025, the new presidential administration issued an executive order to resume processing of export permit applications for LNG projects in an effort to raise U.S. energy output. As a result, we expect there will be continued demand for construction of pipeline infrastructure for the transport of LNG to coastal export facilities over the next few years. Additionally, we believe that gas utility distribution spending for replacement and rehabilitation of aging infrastructure will accelerate over the next several years due to regulatory, sustainability and safety concerns.

Similarly, we expect that aging pipeline infrastructure will increasingly require replacement lines and pipeline integrity services as our customers look to enhance the safety, productivity and lives of existing infrastructure.
Recent developments in decarbonization and carbon emission reductions are expected to drive demand for carbon capture sequestration technologies as well as the use of hydrogen as a clean energy power source. Pipeline infrastructure is expected to play a key role in the transformation to low-carbon energy sources, including from carbon capture and hydrogen technologies, and we believe that we are well positioned to support these developing market trends in the energy transition. The IIJA includes funding for carbon initiatives and hydrogen hubs, including for carbon capture technologies, and the IRA also provides incentives and provisions for hydrogen, carbon capture, utilization and sequestration technologies.
We believe that the above-mentioned trends will support continued levels of future project activity across multiple service offerings we provide and that we are well-positioned to benefit from these trends.
Competitive Strengths
Our competitive strengths include:
Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest providers of communications, utility, power (including from renewable and other energy generation sources), data center infrastructure, civil and transportation infrastructure in North America, among others. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor to our customers.
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
North American Footprint. Including our predecessor companies, we have been in business for 95 years and are one of the largest infrastructure construction services companies in North America operating primarily in the United States and Canada. For the twelve month period ended December 31, 2024, we had an average of approximately 33,000 employees and 780 locations, and as of December 31, 2024, we had approximately 32,000 employees and 770 locations. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.
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
Sustainability
As a leading infrastructure construction services provider, we are committed to conducting our operations in a safe, fair and socially responsible manner that benefits our stakeholders, including our employees, customers, subcontractors, suppliers, investors and the communities in which we operate. Sustainability principles and practices are embedded within our strategy, risk management and day-to-day operations. We strive to be recognized as a company that achieves customer expectations safely, profitably and in a manner that is environmentally responsible, socially aware and rewarding for all our stakeholders. We strive to achieve these goals through an organizational structure that provides excellent service delivery; establishes a reputation of integrity within the communities in which we work; and provides our team members opportunity, fairness, respect and growth opportunities in a merit-based and injury-free environment.
Sustainability Governance. We believe that sustainability is central to our mission and success. The Nominating, Sustainability and Corporate Governance Committee of our Board of Directors has oversight of sustainability matters for MasTec, including overseeing MasTec’s approach to considering, evaluating and integrating corporate responsibility and sustainability matters, including ESG principles and climate-related matters into our business strategy and decision-making processes.
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
Stakeholder Engagement. Stakeholder engagement is a key element of our sustainability efforts and communications. We regularly engage with our investors, employees, customers, subcontractors, suppliers and communities to understand the priority sustainability issues for our business. MasTec also conducts assessments of ESG factors that may be material to its business. The feedback we receive from these engagement efforts informs our understanding of the issues that are most significant to our stakeholders. We seek to monitor these issues and effectively communicate with our stakeholders to strengthen these relationships.
Building for the Future
We are committed to working together with our customers to upgrade our nation’s infrastructure – to build better, stronger and more versatile infrastructure to meet the opportunities and challenges of our nation’s future. Investment in sustainable business opportunities is a key component of our business strategy for future growth. Through the construction services we provide, we help to modernize, connect and make our communities safer and more sustainable while helping to build our nation’s infrastructure, including the development and expansion of our nation’s clean energy footprint and the transformation of our power delivery and pipeline infrastructure. Our telecommunications and install-to-the home services are expected to play a key role in expanding connectivity to and within homes and communities, including in rural areas, and, together with the development of IoT technologies and improvements in WiFi technologies, assisting in the transformation of our nation’s telecommunications infrastructure to better serve and connect communities and businesses across the United States.
Clean energy infrastructure. As a leading North American clean energy contractor, we are committed to working with our customers to advance the energy transition toward cleaner and more sustainable energy sources. Through our Clean Energy and Infrastructure segment, we provide engineering, procurement and construction services and project management solutions to the power market, with services across wind, solar, biofuels, waste-to-energy (WtE) and biogas, cogeneration or combined heat and power projects, gas and hydrogen-fired power projects, battery storage and other clean energy technologies. Our Clean Energy and Infrastructure segment has grown significantly from $300 million in revenue for 2017 to approximately $4.1 billion in revenue for the year ended December 31, 2024. Our renewable and other clean energy technologies business, which represented approximately 3%, or $170 million of our consolidated revenue in 2017, has grown to approximately 17%, or $2 billion of our consolidated revenue in 2024. As interest in sustainable energy sources and solutions to mitigate the effects of climate change continues to increase, including a national focus on the reduction of carbon emissions and the decarbonization of power generation toward cleaner energy sources, we anticipate expanding growth opportunities for clean energy infrastructure. Assuming these trends continue, we believe that great opportunity lies ahead as we help our customers address these changing market demands and the transition toward cleaner, lower carbon and more sustainable energy sources.
Power delivery infrastructure. We believe the nation’s electrical transmission and distribution grid infrastructure will require significant capital investment to support the transition toward cleaner and more sustainable renewable power sources, resulting, in part, from the surge in electrification, including from artificial intelligence-related data center demand and the acceleration of electrification across transportation, industrial processes and homes. We build the infrastructure that connects our nation’s power generation sources to consumers, including infrastructure solutions that link remotely located renewable electric generation capacity to energy consumers and provide access to new renewable and efficient natural gas and other power generation sources. We also work with our customers to design and build innovative, smart energy solutions, including modernization of overstressed sections of the electric grid with insufficient capacity, electric grid hardening, wildfire mitigation and restoration services and the upgrade of aging electric infrastructure. Our projects improve the performance, safety, resiliency and efficiency of the nation’s electrical grid and advance the goal of modern, smart energy solutions for our nation’s future that will contribute to the diversification of power generation sources as the nation continues to transition toward cleaner, lower-carbon and more sustainable energy sources.
Telecommunications infrastructure. We build wireless and wireline/fiber infrastructure that connects communities and improves communications infrastructure across our nation. Demand for telecommunications infrastructure has accelerated in recent years, including from increased usage of mobile and remote technologies, video streaming, acceleration of business transacted online, artificial intelligence demands and from advancements in the IoT. Technological advances that improve speed, connectivity and bandwidth across our nation, including in dense urban areas and in rural communities, are expected to serve as the foundation for transformative technological innovations, including ‘Smart City’ and other urbanization projects, Smart Factory, Smart Farming and Smart Home technologies, as well as other advances in connected technologies. 5G, the next generation of wireless and fixed wireless access, is expected to provide a platform for the IoT, which can be harnessed to drive innovation and serve as the foundation for transformative technological innovations, such as connected cars, robotics, telematics, healthcare, industrial applications and entertainment, which innovations have the potential to improve living standards across all communities, transform how businesses operate and reduce our nation’s carbon footprint. We are participating in the buildout of our nation’s 5G and other telecommunications infrastructure, helping to revolutionize telecommunications technologies across the U.S. We are also proud to have participated in the buildout and expansion of FirstNetTM, the nation’s first wireless official public safety network for first responders.
Pipeline infrastructure and carbon initiatives. Investments in pipeline integrity and line maintenance promote environmental and public safety, including methane reduction initiatives, while enhancing the safety, productivity and useful lives of our customers’ assets. Our natural gas construction services, which represented $1.8 billion, or 15% of our revenue in 2024, help our customers access and distribute cleaner burning, lower carbon emission natural gas throughout the United States, assisting in the transition to lower carbon energy power sources of the future. Additionally, pipeline infrastructure provides a lower carbon emission and environmentally safer transportation alternative for energy products versus truck and rail transport.
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

Emergency restoration services. The increased frequency and severity of recent weather and climate-related events, including hurricanes, wildfires and other storms, exacerbated by changing climate conditions, have accelerated the need for power and telecommunications reliability and restoration services. Following the occurrence of storms and other natural disasters, our dedicated crews are quickly on-site, helping to restore power and telecommunications services in affected areas. Our power delivery crews are also involved in both preventative and restoration efforts for wildfire-related events. Our crews are among those that are called upon to maintain and patrol electrical lines during high-risk periods, such as in periods of drought, high wind and extreme temperatures, so that power lines can be proactively and safely managed, as well as to assist with restoration efforts following wildfire events. We also provide wildfire mitigation services, including grid hardening and power line undergrounding, whereby power lines are buried in areas considered to be at high risk for fires. We also provide electrical grid hardening services in several regions of the country to reduce the risk of storm outages caused by damage to overhead power lines during a storm. These efforts include the movement of overhead power lines and related infrastructure underground, as well as replacement of wood poles with concrete or steel poles capable of withstanding significant storm events. MasTec is proud to work with and support communities affected by natural disasters, including repair and modernization efforts for telecommunications and electric grid infrastructure.
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
Climate impact mitigation and environmental initiatives. We are committed to minimizing the effects of our operations on the climate and the environment and endeavor to reduce our carbon footprint, energy usage and greenhouse gas emissions. We seek to foster conservation and environmental awareness within our operations, and we endeavor to identify and incorporate energy, carbon and water efficiency considerations into our project planning and execution. We understand the importance of tracking and managing climate-related matters, including greenhouse gas emissions, and are in the process of implementing an enterprise-wide carbon emission tracking and reporting system. We are evaluating processes that will enable us to measure and manage our climate-related risks and opportunities on an enterprise-wide basis. We have implemented GPS, smart idling and other advanced technologies in approximately 90% of our vehicle fleet operations to improve fleet efficiency, fuel consumption and safety. Additionally, certain of our operations have invested in equipment containing advanced emissions reduction technologies, helping to reduce our carbon footprint.
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
We place a significant priority on respectful collaboration with our local communities, including indigenous communities, and we utilize indigenous community subcontractors and suppliers within our operations. We support our local communities by utilizing local businesses for goods and services, including for project crews and office operations, and we are active members of our local chambers of commerce and economic development organizations. Our community outreach programs include programs tailored to military veterans, who represented approximately 3% of our workforce in 2024.
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
Governance Principles and Shareholder Alignment. We seek to align the interests of our Board of Directors and management with those of our shareholders and other stakeholders, and we believe that an independent, well-diversified Board is an essential attribute of effective Board governance. Diverse backgrounds are integral to effective governance, risk management and business opportunity assessments, which are key components of creating long-term value. Our Board has racial, ethnic and gender diversity, with approximately 63% of our Board representing women or minorities as of December 31, 2024. Our Board also has a comprehensive and varied skill set, including members with executive leadership, financial, risk management, health and safety and relevant industry expertise.
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
Risk Mitigation Practices. We believe that responsible corporate governance requires great attention to potential business and other risks. As part of our corporate risk mitigation strategy, we regularly assess potential risks and hazards within our business and operations, including potential risks associated with climate-related matters. Risk assessments are performed on an ongoing basis at both the organizational and at the project level. We also apply a risk-based approach with respect to cybersecurity. We are committed to the privacy of employee, customer and company information and undertake significant efforts to protect this information, including personally identifiable information, which we maintain for our employees. We continually evaluate cyber risks to properly safeguard our systems and business operations. See Item 1C. “Cybersecurity,” for additional details.
Sustainability and Climate-Related Governance. The Nominating, Sustainability and Corporate Governance Committee of the Board of Directors has oversight of sustainability-oriented matters for MasTec, including overseeing MasTec’s approach to considering, evaluating and integrating climate-related risks and opportunities into MasTec’s business strategy and decision-making processes. This Committee is also responsible for considering MasTec’s material sustainability issues, discussing associated risks with the full Board and management and reviewing and considering whether MasTec has appropriate policies, processes, strategies and initiatives in place to address such matters, including climate-related risks and opportunities. The potential implications and financial impact of climate-related risks and opportunities remains uncertain, but we recognize that these risks and opportunities could be significant to our business. We regularly assess our business risks and opportunities, and we are working to develop our processes to assess the potential effects and magnitude of climate-related risks and opportunities on our operations, financial results and key business strategies, as guided by the recommendations of the TCFD.
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
Focus on Growth Opportunities. We believe that our end-markets offer diverse and numerous growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect development of wireless and wireline/fiber infrastructure; development of data center infrastructure, including the installation and connectivity of electrical systems; development of clean energy infrastructure; expansion, maintenance and upgrades of power delivery infrastructure, including electrical and gas transmission lines and distribution networks; development of pipeline infrastructure, including for water and carbon capture sequestration, and pipeline integrity work; and heavy civil and industrial infrastructure construction projects to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
Effective Capital Structure Management. We have made significant investments in transformational acquisition activities over the past few years and have maintained investment grade rating since 2021 despite a post-acquisition increase in our leverage, primarily to finance the acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”) in 2022. We expect to manage our capital structure in the future to maintain this credit rating and we believe that we have sufficient capital resources to fund our planned operations. We have a $2.25 billion senior unsecured credit facility, under which we had approximately $1,792.6 million of revolving loan borrowing availability as of December 31, 2024. We may consider opportunities to borrow additional funds, refinance, repurchase or retire outstanding debt, or repurchase shares of our common stock as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for discussion of our capital resources and recent activities.
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
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from construction, installation, maintenance and upgrade services to project management and engineering services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2024, 2023 and 2022, revenue derived from projects performed under master service and other service agreements totaled 41%, 40% and 51%, respectively, of consolidated revenue.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 75% of our estimated year-end 2024 backlog in 2025. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	December 31, 2024	September 30, 2024	December 31, 2023
Communications	$6,010	$5,855	$5,627
Clean Energy and Infrastructure	4,244	4,141	3,115
Power Delivery	3,309	3,160	2,440
Pipeline Infrastructure	735	702	1,225
Other	—	—	—
Estimated 18-month backlog	$14,298	$13,858	$12,407
As of December 31, 2024, 54% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “General Economic, Market and Regulatory Conditions.” These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2024, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.2 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $3.0 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2025 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $4.2 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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
Safety and Insurance/Risk Management
We have a proactive safety culture and we strive to instill and enforce safe work habits in our employees. Our employees are required to participate in training programs relevant to their employment, including all those required by law. We actively train our workforce in everyday safety practices and provide detailed guidelines that are required to be followed as work tasks are contemplated and completed. Training programs are tailored to an employee’s job function, responsibilities and level of experience and are designed in accordance with industry best practices and standards. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Team members are responsible for preventing incidents, injuries and occupational illnesses, and our project leadership team is tasked with ensuring that projects are accomplished in a safe, productive, environmentally and quality-focused manner. Our business units have established robust safety programs to monitor and improve compliance with safety procedures and regulations, and through our risk management programs, we educate our staff, subcontractors and suppliers on safety matters. We strive continuously to assess and improve our safety programs and performance. We also provide training for other workplace and risk management programs, including for cybersecurity, discrimination and harassment, human trafficking awareness, emergency preparedness and other workplace hazards, among others.
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
Adverse climate and weather events, including drought conditions and high winds, have increased operational and legal risks in certain locations for us and other contractors. In particular, wildfire risks associated with electrical power and other infrastructure have increased the potential for liabilities and related costs (particularly as these events can be started by electrical power and other infrastructure on which we have performed services), which could adversely affect our financial results and position. We procure insurance from the commercial insurance market to cover a portion of such risks; however, limited capacity and high costs in insurance markets have increased our reliance on self-insurance for these exposures with respect to certain geographic areas.

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
In 2022, certain market-related supply chain disruptions affected our industry, and as a result, we increased our level of purchasing activity to secure the necessary materials and equipment to meet our project requirements. While these supply chain disruptions moderated primarily in 2023, our operations could be negatively affected in the future if such disruptions were to recur. In addition, certain of our clean energy customers began experiencing regulatory-related supply chain issues in 2022 that resulted in delays, shortages of, and increased costs for, the materials necessary to construct certain solar renewable projects, which affected our ability to perform these projects. While the related supply chain issues eased primarily in 2023, our ability to perform these projects could be negatively affected in the future if such delays for certain materials were to recur or prices therefor increase. Further, the effects of tariffs and similar types of trade policies could lead to issues with global supply chains on a macroeconomic scale, including steel, solar panels and construction equipment which could have a material adverse effect on our business, financial condition and results of operations.
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
•wage and hour regulations (e.g., Fair Labor Standards Act) and regulations associated with our collective bargaining agreements and unionized workforce;
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
Human Capital Management
At MasTec, our employees are an integral part of our growth and success. MasTec began as a family business, and every member of the MasTec team is considered part of the MasTec family. The safety, health and welfare of our employees is at the heart of our operations. We are committed to fairness and respect in the workplace and value the diverse and varied perspectives and experiences of our employees. We believe that our commitment to our employees, together with our team culture, fosters an environment of strong employee engagement. We are most productive when our employees are safe, healthy and engaged. We believe that our employees and our customers benefit from the collective and well-coordinated efforts that result from effective employee engagement, teamwork and collaboration, which, in turn, allows us to deliver the highest level of excellence to our stakeholders.
For the twelve month period ended December 31, 2024, we had an average of approximately 33,000 employees, of which approximately 7,000 were represented by unions or subject to collective bargaining agreements, and as December 31, 2024, we had approximately 32,000 employees, of which approximately 7,000 were represented by unions or subject to collective bargaining agreements. Approximately 98% of our employees are located in the United States.
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
Professional and Career Development. We believe that professional development is essential to the success of our business, as it drives employee engagement and ensures that our team members have the requisite skills and training to deliver the highest level of excellence to our customers. Our employees’ career development begins with the onboarding process and continues throughout their careers. Ongoing training is designed to develop our employees’ technical, professional and leadership skills and is customized to meet the qualifications and requirements necessary for them to succeed in their positions. We invest significant resources in education, certification, training programs and other professional development opportunities, including apprenticeship- and leadership-oriented training programs, tuition reimbursement for qualified training programs, sponsored attendance at industry conferences, departmental and divisional leadership conferences, employee training centers and advancement opportunities within and across businesses and divisions. We seek to develop and cultivate current and future leaders, and design our training programs to create high performing teams, improve productivity, positively affect employee motivation and retention and further enhance career development opportunities. We believe that our team culture, along with competitive salary and benefits packages and our focus on employee training and career development, including opportunities for promotion and mobility within our organization, helps us to attract and retain a diverse, qualified and experienced workforce.
Team Culture. Our success depends upon the success of our team, which requires us to have exceptional team members, as well as an exceptional team. Teamwork is part of our culture and is one of our core values. We believe that our employees and our customers benefit from the collective and well-coordinated efforts that result from effective employee engagement, teamwork and collaboration. We seek to foster an environment of strong employee engagement through our commitment to our employees and our team culture. Our strong team culture, together with effective processes and people, allows us to consistently meet the needs of our customers and stakeholders.
We are committed to fostering an environment that offers fairness, respect and merit-based growth opportunities, where our employees can freely bring individual and diverse perspectives and varied experiences to work. We seek to attract the best talent and foster a culture of inclusion, teamwork, support and empowerment where all talented individuals have access to opportunities and can achieve success. Our commitment to fostering such an environment, together with our culture of belonging allows us to recruit and retain highly talented employees so that we are able to deliver exceptional results to our customers.
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
Risks Related to the Industries We Serve
Changes to laws, governmental regulations and policies, including those pertaining to governmental permitting, tax incentives and government funding programs and spending policies, as well as advances in artificial intelligence and government policies, including spending policies, related to artificial intelligence, could affect demand for our services or cause delays in the timing of projects or cancellations of current or planned future projects. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors, including the effects of climate-related matters. Our inability or failure to adjust to such changes or activity could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.
The industries we serve are subject to effects of governmental regulation, climate change initiatives and political or social activism, any of which could result in reduced demand for our services, delays in the timing of projects, or cancellations of current or planned future projects. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Most of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. In addition, our utility customers are regulated by state public utility commissions. These agencies or governments could change their interpretation of current regulations and/or may impose additional regulations, or change government funding programs or spending policies, including the potential for reduced support for renewable energy projects. In January 2025, President Trump announced a temporary pause on new and renewed federal permits and leasing for wind turbine projects, with no end date to such pause specified. These factors, as well as advances in artificial intelligence and government policies, including spending policies, related to artificial intelligence, could have an adverse effect on our customers, reduce demand for our services and adversely affect our results of operations, cash flows and liquidity. Our customers, particularly in the oil and gas industry, could be adversely affected by regulatory initiatives or additional requirements, restrictions or legislation imposed by federal, state, local, or foreign governments, including from climate-related matters and/or any related changes in end-customer demand.
We build renewable energy and other infrastructure for which the development may be partially dependent upon federal tax credits, including from the IIJA and IRA, and for renewable infrastructure, existing renewable portfolio standards and other tax or state incentives. The IIJA and IRA provide for funding in many of the markets in which we operate. Delays and uncertainty related to the implementation and pace of spending, or to project permitting or other matters under the IIJA, IRA and/or other programs, has caused, and could continue to cause, uncertainty related to the timing of our current and future project work expectations. Additionally, if our customers are not able to realize the expected benefits of the IIJA or IRA, it could reduce demand for our services. The new presidential administration has included as part of its agenda potential changes to U.S. tax laws. The details of these changes have not yet emerged, but may include reducing the corporate tax rate for domestic oil and gas production, repealing green energy tax credits and extending certain provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). In early February 2025, President Trump announced 25% tariffs on imports from Canada (10% tariff in the case of oil) and Mexico, which tariffs were subsequently delayed until early March 2025, a 10% tariff on imports from China (which President Trump subsequently doubled), and a 25% tariff on all steel and aluminum imports into the United States. Many political and economic commentators believe that the impacts of extending certain tax benefits pursuant to the TCJA and new tariffs could potentially cause inflationary pressure that could, in turn, contribute to increases in market interest rates and a decrease in U.S. economic growth. We cannot predict, however, whether, when, or to what extent these potential changes in law or policy will become effective, nor can we predict the long-term impact of these potential changes on the industries in which we operate. Elimination of, reduction of, or changes to the IIJA, IRA, existing renewable portfolio standards, environmental policies, tax incentives and/or similar programs, including as a result of the change in administration in the United States, could negatively affect demand for our services.
All of the above factors could result in fewer projects than anticipated or a delay in the timing of these projects, which could negatively affect demand for our services and have a material adverse effect on our results of operations, cash flows and liquidity.
Unfavorable market conditions, including rising or elevated levels of inflation or interest rates, changes to tariffs and/or trade policies affecting macroeconomic conditions, including inflation, as well as the industries we serve and related projects and expenditures, access to capital, material and costs, supply chain disruptions or political, regulatory or market uncertainty, including economic downturns and heightened geopolitical tensions and conflicts, could reduce capital expenditures in the industries we serve or could adversely affect our customers and result in decreased demand for our services.
Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to unfavorable market conditions and/or downturns in the economy. Unfavorable market conditions, including rising or elevated levels of inflation and/or interest rates, supply chain disruptions, changes to tariffs or trade policies, affecting macroeconomic conditions, including inflation, as well as the industries we serve and related projects and expenditures, access to capital, material and costs, political, regulatory or market uncertainty or public health matters could have a negative effect on demand for, or the profitability of, our customers’ services, which could have a material adverse effect on our business, financial condition and results of operations. During past administrations, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. As China is a major global exporter of steel, solar panels, and aluminum, the tariffs on these specific imports led to price increases and supply chain issues for materials used in the construction of many of our customers projects. In early February 2025, the Trump administration announced 25% tariffs on imports from Canada (10% tariff in the case of energy exports) and Mexico, which tariffs were subsequently delayed until early March 2025, a 10% tariff on imports from China (which President Trump subsequently doubled), and a 25% tariff on all steel and aluminum imports into the United States. These and similar types of trade policies could lead to issues with global supply chains on a macroeconomic scale, including steel, solar panels and construction equipment, and also affect oil and gas production activity in Canada, which could have a material adverse effect on our business, financial condition and results of operations. In addition, although the Federal Reserve has periodically lowered short-term interest rates since September 2024, interest rates, particularly long-term rates, remain elevated along with levels of inflation, and we have been subject to, and may continue to be subject to, the general effect of such inflationary market pressures on our business, particularly with respect to interest expense and labor, materials and fuel costs.
Recent inflationary conditions and general labor shortages have resulted in wage inflation as well as increased competition for skilled labor. Even if inflationary pressures moderate, we expect our labor, materials and fuel costs, in particular, to remain elevated if we continue to expand our operations and volume of work. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and the related elevated levels of market interest rates have caused, and could continue to cause, uncertainty for our customers, which has negatively affected, and could continue to negatively affect, their capital expenditure and maintenance budgets.
Should inflation persist or increase, interest rates could remain at elevated levels or increase, which, together with inflation, could have a significant negative effect on the economy in general, and on the construction industry in particular, as well as create volatility in the capital markets, which could adversely affect demand for our services, as well as our profitability, liquidity, cash flows and/or financial condition. We continually monitor general economic conditions and the market conditions of the industries our customers serve and their relative health compared to the economy as a whole. Uncertain or adverse economic or political conditions, the lack of availability of debt or equity financing and/or higher interest rates could cause our customers to reduce their capital spending or seek more favorable pricing and other contract terms and/or cause project cancellations or deferrals.
Our operations and/or our customers could be negatively affected by market-related supply chain disruptions caused by delays, shortages of, and increased costs for, the materials necessary to perform projects. Delays for certain materials, most notably for certain of our clean energy customers, have eased primarily starting in 2023; however, if such delays were to recur it could affect our ability to perform these projects.
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
In addition, our operations and/or our customers, particularly in the Pipeline Infrastructure segment, could be negatively affected by market and political uncertainty, including from unrest and/or military actions, such as heightened geopolitical tensions and conflicts, including the Russia-Ukraine conflicts and the escalated tensions in the Middle East, among others.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The COVID-19 pandemic created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets for several years, and negatively affected our operations during the same period. A public health epidemic or pandemic poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, or that the health crises and their related impacts may otherwise interrupt or affect business activities, or cause us to incur incremental operational costs or experience lower levels of overhead absorption from a reduction in revenue, which could negatively affect our margins and profitability. Additionally, we could experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior.
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
Certain of our operations involve and are increasing their mix of large-scale, complex projects, which can occur over extended time periods. The quality of our performance on such projects depends in large part upon our ability to manage our client relationship and the project itself, such as the timely deployment of appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected on a larger scale if we miscalculate the resources or time needed to complete large-scale projects, in particular for projects with capped or fixed fees, or the resources or time needed to meet contractual milestones.
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
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and, therefore, is not necessarily an accurate representation of future operating results.
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
We also derive a significant portion of our revenue from multi-year master service and other service agreements. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. In addition, most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days’ notice, even if we are not in default under the contract. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the volume of work our customers request us to perform under these service agreements could negatively affect our results of operations, cash flows and liquidity.
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
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. In times of low unemployment, such as the recent market environment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates. An increase in immigration actions as a result of changes to immigration policies may also affect the availability of labor. Our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and we are dependent upon retaining and recruiting qualified management to execute our business strategy. Lack of skilled labor, the loss of key personnel, labor shortages and/or increased turnover rates could negatively affect our ability to operate efficiently, and could lead to increased wage rates and overall employee costs to attract and retain appropriately skilled and qualified personnel, all of which could materially adversely affect our results of operations, cash flows and liquidity.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for details of our key estimates. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
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
We are self-insured against several potential liabilities.
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
Our revenue and results of operations can be subject to seasonal and other variations. Typically, our revenue is lowest at the beginning of the calendar year and during the winter months because harsher weather such as cold, snowy or wet conditions can affect our ability to perform outdoor services in certain regions and delay projects. Natural catastrophes or other climate events such as hurricanes or other severe weather, wildfires or flooding could also affect our ability to perform outdoor services or utilize equipment and crews in affected regions. Timing of governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as fluctuations in end-user and/or customer demand, regulatory, global, market, economic and/or geopolitical conditions, among others, could create increased volatility in our results and/or adversely affect demand for our services and our results of operations, cash flows and liquidity.
We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or data security breaches could adversely affect our ability to operate, our operating results, our data security or our reputation.
We are heavily reliant on information and communications technology, computer and other related systems in order to operate. We also rely, in part, on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. We maintain certain information about our customers, vendors, subcontractors, employees and other parties, all of which expect that we will adequately protect such information. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems, including those associated with acquired businesses, and our operations could be damaged or interrupted by cyber-attacks and/or physical security risks. These risks include natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, data extortion, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data. Furthermore, such unauthorized access or cyber-attacks could go unnoticed for some period of time.
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
In the ordinary course of business, we and third-parties on whose systems we rely have been targeted by malicious cyber-attacks, although our systems have been sufficiently resilient to prevent disruption of our operations. However, while we have not experienced a material cybersecurity incident nor incurred material breach related expenses during the reporting period, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are generally not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques.

In addition, the U.S. federal government has continued to raise concerns about the potential for cyberattacks generally as a result of heightened geopolitical tensions and conflicts, including the Russia-Ukraine and Israel-Hamas conflicts and the escalated tensions in the Middle East, among others. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures to protect against the threat of system disruptions and security breaches, and to investigate and remediate any information security vulnerabilities and mitigate problems caused by any such disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
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
In addition, the unauthorized disclosure of confidential information and current and future laws and regulations governing data privacy may pose complex compliance challenges and/or result in additional costs. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements, including regulations adopted by the SEC, could require significant additional resources and/or cause us to incur significant costs. In addition, these regulations could require us to disclose information about a cybersecurity incident before it has been completely investigated or remediated in full or even in part. Failure to comply with such laws and regulations could result in penalties, fines, regulatory actions and/or legal liabilities and/or harm our reputation, which could have an adverse effect on our results of operations, cash flows and financial condition.
We could incur goodwill and intangible asset impairment charges, which could harm our profitability.
Because we have grown in part through acquisitions, we have a significant amount of goodwill and intangible assets. Under U.S. GAAP, we are required to test goodwill and intangible assets carried in our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. We examine relevant events and circumstances, such as: macroeconomic conditions, including levels of inflation, market interest rates and supply chain disruptions; any adverse effects of industry and/or market conditions, including the potential effects of regulatory and other uncertainty; uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives; project permitting uncertainty; financial, competitive and other conditions, including declines in the operating performance of our reporting units; entity-specific events; the rates of success on new project awards; the potential effects of longer-term changes in consumer behavior from regulatory, climate-related or other factors; and other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units. These events and circumstances could adversely affect the estimated fair values of the related reporting units and result in an impairment of the recorded balances of goodwill or intangible assets, which could materially and adversely affect our business, results of operations and financial condition. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which are incorporated by reference.
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
We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, including from supply chain disruptions or other factors, could negatively affect, and in the past have negatively affected, our operations and financial results. Additionally, in an environment of elevated levels of inflation, it can be difficult to find appropriately skilled and qualified subcontractors and suppliers at affordable rates, which has caused our costs to increase. Our costs may continue to increase due to such supply shortages and any related increases in subcontractor and supplier costs if we are unable to pass any such cost increases through to our customers. Any of these factors could have an adverse effect on our results of operations, cash flows and/or liquidity.
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
Based upon the information available to us from plan administrators as of December 31, 2024, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans, or we could be required to increase our contributions. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. Although we do not have current plans to withdraw from any of the multiemployer pension plans in which we participate and are not aware of circumstances that would reasonably lead to material claims against us in connection with these plans, we could be assessed withdrawal liabilities, or we could be required to pay increased contributions and/or excise taxes in the future, any of which could adversely affect our cash flows, liquidity and results of operations.
We may have additional tax liabilities associated with our operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions. Other future changes in tax laws, including as a result of the change in administration in the United States, could have a material adverse effect on our business, results of operations, cash flows and liquidity.
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
We have made, and may continue to make, strategic acquisitions and investments that may expose us to operational challenges and risks, including: (i) the ability to profitably manage the acquired business or successfully integrate the operations, internal controls, procedures, financial reporting and accounting systems of the businesses we acquire into our business operations; (ii) the ability to realize the anticipated benefits from successful integration of the acquired businesses; (iii) increased indebtedness, contingent earn-out obligations and/or other liabilities; (iv) the ability to fund cash flow shortages that may occur if anticipated revenue, profits and/or cash flows are not realized or are delayed, whether by general economic or market conditions, or other unforeseen difficulties; (v) the expense of integrating acquired businesses; (vi) the ability to retain or hire the personnel required for the successful operation of the acquired business and expanded business operations, in general; (vii) the ability to retain the business relationships of the acquired businesses; (viii) diversion of management’s attention; and (ix) the availability of funding sufficient to meet increased capital needs, among others.
Acquired companies may have liabilities that we failed, or were unable to discover in the course of performing due diligence reviews. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. Additionally, purchase agreements for certain acquisitions may not contain indemnification provisions, which would fully expose us to legacy liabilities of the related acquired business. We may learn additional information about the businesses we have acquired that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects, litigation-related liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. If we are unable, and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.
We may pay for acquisitions or strategic investments with increased borrowings under our credit facility or through the issuance of debt instruments, which could result in higher levels of indebtedness and negatively affect our ability to service our debt within the scheduled repayment terms, or our ability to remain in compliance with our debt covenants and to maintain our investment grade credit rating. Additionally, from time to time, we may pay for acquisitions with shares of our common stock, which could dilute the ownership interests of our common shareholders. In addition, in connection with most of our acquisitions, we agree to substantial future earn-out arrangements. To the extent we defer payment of an acquisition’s purchase price through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. We may decide to pursue acquisitions with which our investors may not agree. In addition, we may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and therefore, may not be able to complete such acquisitions or strategic investments. We have incurred substantial expenses in connection with the integration of the operations, practices, policies and procedures of past acquisitions that required significant acquisition and integration efforts, which negatively affected our results of operations, cash flows and liquidity. Our results of operations and cash flows could be negatively affected in the future if we continue to acquire additional businesses requiring significant acquisition and integration efforts.
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
We have certain strategic arrangements, including joint ventures and equity investments, which provide us the opportunity to combine our skills and resources with those of others to allow for the performance of projects for which we do not control the day-to-day operations. The success of these arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if our partners do not meet their performance obligations on projects, and we are unable to adequately address such performance issues on the part of our partners, the projects could be terminated, which could result in legal liability, harm our reputation and/or impair our ability to participate in future investment and project opportunities, all of which could adversely affect our results of operations, cash flows and liquidity. We also could be subject to a write-down of a portion or all of the net investment related to such arrangements. Market or other conditions, such as the inability of our investees to complete certain transactions, could subject us to a loss of some or all of the value of our investment. See Note 4 - Fair Value of Financial Instruments and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information.
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
We are subject to climate-related risks and risks associated with rapidly evolving regulatory and stakeholder focus and any related reporting obligations with respect to ESG matters.
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
Climate-related factors could also affect the projects our customers award. Concerns about climate change could result in new regulations, regulatory actions or requirements related to energy efficiency or reductions in greenhouse gas emissions, any of which could negatively affect our customers, or decrease the number, scope or types of projects they award, which could decrease demand for our services. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or by climate-related legislation or regulations. Legislative and/or regulatory responses related to climate change could also affect the availability of goods, increase our costs or otherwise negatively affect our operations. In addition, demand for our services could be negatively affected by market and consumer response to climate-related matters, changes in technology, and changes in our customers’ expectations and/or requirements for companies in their supply chains, which could affect their selection of service providers or require those in their supply chain to meet certain climate and/or ESG-related goals or disclosure requirements. Our ability to compete could also be affected by labor shortages resulting from lack of available skilled labor for new or emerging climate-related technologies. Additionally, if our stakeholders, including our customers, do not have a favorable view of our values and practices with respect to climate and/or ESG-related matters, we could suffer reputational risk or an increase in our cost of, or a reduction in the availability of, capital.
U.S. and international regulators, investors and other stakeholders are increasingly focused on ESG matters. For example, new domestic and international laws and regulations relating to ESG matters, including environmental sustainability, climate change, human rights and human capital management have been adopted or are under consideration, some of which include specific, target-driven disclosure requirements or obligations. ESG-related reporting and compliance requirements have increased our costs, including from increased investment in technology, implementation of new reporting processes and appropriate expertise. The above described effects of new regulations as well as exposure to the risk of non-compliance and potential diversion of operational and/or management attention, among others, could negatively affect our business, results of operations and cash flows. Environmental regulations and policies to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change could cause uncertainty for our customers and our operations. In addition, the new presidential administration, combined with Republican Party majorities in both the U.S. House of Representatives and Senate has created regulatory uncertainty with respect to climate change policy. For example, on January 20, 2025, President Trump signed an executive order to withdraw the United States from United Nations (“U.N.”) Framework Convention on Climate Change, marking a significant shift in U.S. climate policy. It remains unclear what further actions the federal government may take with respect to domestic and international regulations, programs and initiatives that could affect demand for or the economic viability of renewable energy infrastructure.
We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any such changes would have on our business. The establishment of rules limiting greenhouse gas emissions or mandating lower carbon infrastructure could affect overall customer demand, reduce the need for certain of our services and/or affect our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating greenhouse gas emissions, or if we were otherwise required to undertake carbon emission reduction efforts, we could experience a significant increase in environmental compliance costs considering our large fleet and the amount of construction machinery we own. New regulations requiring us to acquire different equipment or change processes could result in an impairment of our current fleet or other equipment assets. Additionally, such new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner.
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
Our outstanding debt and debt service requirements could have significant consequences on our future operations, including: making it more difficult for us to meet our debt-related payment and other obligations; an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and limiting our ability to obtain additional financing for these purposes; exposing us to interest rate risk on variable rate indebtedness, in particular, during periods of elevated interest rates; limiting our flexibility in planning for, or reacting to changes in our business, the industries in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
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
We are not restricted from issuing additional common stock. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145.0 million shares of common stock, of which approximately 79.3 million shares were outstanding as of December 31, 2024. We grow our business organically as well as through acquisition. Occasionally, we may issue shares of stock as consideration in our acquisitions, and, typically, we have the option to issue shares of our common stock as consideration for future earn-out obligations. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, share-based payment awards or other issuances of our common stock would dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
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
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 23% of the outstanding shares of our common stock as of December 31, 2024. Accordingly, they are in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board of Directors, and a change in our control. These factors could discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock.
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
Risk Management and Strategy
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
We use a collaborative, enterprise-wide strategy to address cybersecurity risks and allocate significant resources to our cybersecurity and risk management processes, which efforts are intended to adapt to the evolving cybersecurity landscape and promptly address emerging threats. Our cybersecurity risk management program aligns with the National Institute of Standards and Technology framework and is organized into five key functions: identification, protection, detection, response and recovery. We regularly assess the threat landscape and employ a layered cybersecurity strategy to prevent, detect and mitigate threats.
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
We engage third-party industry cybersecurity experts to evaluate and review our cybersecurity programs. Our cybersecurity risk management program encompasses such items as simulations, drills, assessments, and tabletop exercises with management's participation and incorporates third-party industry cybersecurity experts and advisors as appropriate. These simulations, drills and assessments are conducted to test our defenses from both a technical and an operational perspective. In addition, all employees undergo security awareness training, with regular testing through simulated phishing emails. Certain employee positions require additional role-based, specialized security awareness or other cybersecurity training, as applicable. We also maintain a security operations center, which is staffed 24/7, to strengthen our monitoring and alerting efforts.
We face cybersecurity threats in the ordinary course of our business and have experienced cybersecurity threats and breach attempts in the past. Such threats and breach attempts have not materially affected our business, strategy, results of operations or financial condition. At any given time, however, we may face known or unknown cybersecurity risks and threats that cannot be fully prevented or mitigated, and we may discover vulnerabilities in our cybersecurity programs. Therefore, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For more information on the cybersecurity risks we face, please refer to “We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or data security breaches could adversely affect our ability to operate, our operating results, our data security or our reputation.” in Item 1A. “Risk Factors.”
Governance
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
Holders. As of February 24, 2025, there were 1,640 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Issuer Purchases of Equity Securities. The Company’s share repurchase programs, under which it undertakes share repurchases for strategic purposes, including (i) when management believes that the market price of the Company’s stock is undervalued; (ii) such repurchases will enhance long-term shareholder value; (iii) the Company has adequate liquidity; and (iv) management believes that such repurchases are appropriate uses of capital, do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. See Note 11 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to our share repurchase programs. We did not have any share repurchases under our share repurchase programs for the year ended December 31, 2024.

The following table provides information about repurchases of our common stock during the three month period ended December 31, 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
October 1 through October 31	8,580	$125.82	—	$77,326,434
November 1 through November 30	4,865	$130.35	—	$77,326,434
December 1 through December 31	6,631	$140.56	—	$77,326,434
Total	20,076		—
(a)Includes 8,580, 4,569, and 6,631 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in October, November and December of 2024, respectively, and 296 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in November of 2024.
(b)As of December 31, 2024, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of the following members of a peer group consisting of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Solutions Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2019 and tracks it through December 31, 2024. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
MasTec, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2019	2020	2021	2022	2023	2024
MasTec, Inc.	$100.00	$106.27	$143.83	$133.00	$118.02	$212.19
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Peer Group	$100.00	$144.38	$202.05	$211.04	$286.75	$407.11

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
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions, including the level of interest rates; inflationary effects on the costs of labor, materials and fuel; supply chain disruptions; uncertainty related to the implementation and pace of spending under governmental programs and initiatives related to infrastructure and other industrial investment, delays and uncertainty related to project permitting and/or other regulatory matters or uncertainty, including, but not limited to, as a result of a temporary pause on new and renewed federal permits and leasing for wind turbine projects announced by President Trump in January 2025, with no end date to such pause specified; climate, environmental and sustainability-related matters; changes in technology, tax and other incentives; potential market volatility that could negatively affect demand for future projects, and/or delay existing project timing or cause increased project costs; and public health matters. Additionally, the effects of ongoing geopolitical events that are outside of our control, such as the political unrest and military conflicts in the Middle East and Ukraine, could potentially increase volatility and uncertainty in the energy and capital markets, which could delay projects and/or negatively affect demand for future projects.
Although the Federal Reserve has periodically lowered short-term interest rates since September 2024, interest rates, particularly long-term rates, remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. We expect 2025 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing, but moderating levels of cost inflation and potential market volatility, any or all of which could adversely affect our costs and customer demand. These conditions could also affect the cost of capital of both us and our customers, as well as our customers’ plans for capital investments and ongoing maintenance expenditures, which could negatively affect demand for our services. We could also experience negative effects from possible longer-term changes in consumer and customer behavior due to regulatory, climate-related or other factors. In addition, the impact of tariffs and other trade policies, immigration policies, as well as changes in federal government support for renewable power and other infrastructure projects, may have both negative and positive effects on the demand for our services, capital costs, labor costs and availability and costs of our operations.
The extent to which general economic, market, political and regulatory conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
In 2021, we initiated a significant transformation of our end-market business operations to position us for expected future growth opportunities. This transformation included significant business combination activity, including expansion of our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which resulted in significant acquisition and integration costs in prior periods. These acquisition and integration activities were completed in the fourth quarter of 2023.
Recent acquisitions. During 2024, we completed three acquisitions, including, within our Power Delivery segment, all of the equity interests of a construction company focused on underground utility infrastructure for industrial and municipal projects, with expertise in data center utility systems; certain operations of a heavy civil contractor specializing in transportation projects, which acquisition was included within our Clean Energy and Infrastructure segment; and, within our Pipeline Infrastructure segment, the acquisition of the equity interests of a company focused on pipeline infrastructure and heavy civil projects. In connection with the acquisition within our Pipeline Infrastructure segment, we acquired 60% of the equity interest of the company in exchange for consideration transferred of cash and a 40% equity interest in a MasTec Canadian subsidiary.
During 2023, we completed four acquisitions, including, within our Communications segment, certain of the assets of a telecommunications company specializing in wireless services; and a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area. Additionally, we acquired certain of the equity interests of two equipment companies, both of which are included within our Pipeline Infrastructure segment.
During 2022, we completed five acquisitions including: (i) within our Clean Energy and Infrastructure segment: IEA, a leading utility-scale infrastructure solutions provider in North America, with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services; and a company specializing in the production of concrete and aggregate products; (ii) within our Pipeline Infrastructure segment: an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work; (iii) within our Communications segment: a telecommunications company specializing in wireline services; and (iv) within our Power Delivery segment: a company specializing in the construction of overhead high voltage transmission lines.

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
Changes in demand in our customers’ businesses and fluctuations in market prices for energy sources, including oil and gas products, can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These factors, as well as the highly competitive nature of our industry, can result in changes in levels of activity, project mix, and/or the profitability of the services we provide. We strive to maintain our profit margins through productivity improvements, integration and cost reduction programs and/or business streamlining efforts when operating under conditions of increased pricing pressure or other market developments. Market factors, including elevated rates of interest and inflation and the related effects on labor, materials and fuel costs, have had, and could continue to have, a negative effect on our profitability, to the extent that we are not able to pass these costs through to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes. See Item 1. “Business” under “Industry Trends” and Item 1A. “Risk Factors” under “Unfavorable market conditions, including rising or elevated levels of inflation or interest rates, changes to tariffs and/or trade policies affecting macroeconomic conditions, including inflation, as well as the industries we serve and related projects and expenditures, access to capital, material and costs, supply chain disruptions or political, regulatory or market uncertainty, including economic downturns and heightened geopolitical tensions and conflicts, could reduce capital expenditures in the industries we serve or could adversely affect our customers and result in decreased demand for our services.” for discussion pertaining to opportunities in the industries we serve and potential effects of market conditions.
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
Our revenue is generally lower at the beginning of the year and during the winter months because harsher weather such as cold, snowy or wet conditions can delay projects. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter project activity and/or productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which can have a positive effect on our revenue. Customers, however, could also curtail certain of their project activities toward the end of the year as they await capital budget allocations for the next year. The holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects during the related period. Any quarter may be positively or negatively affected by adverse or unusual weather patterns and/or climate-related effects, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as wildfires, hurricanes, excessive winds or other severe weather, making it difficult to predict quarterly revenue and margin variations.
Additionally, our industry can be highly cyclical and may be adversely affected by industry declines, changes or delays in new projects, and/or changes in consumer or customer demand. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given quarter, even if not for the full year. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility, including from changes in end market customer demand, customer revenue mix, or project timing. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences, including climate-related matters; and acquisitions, dispositions or strategic arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Costs of Revenue, Excluding Depreciation and Amortization. Costs of revenue, excluding depreciation and amortization, consists principally of employee compensation, including salaries, employee benefits and incentive compensation; certain other employee expenses, including travel and training; subcontracted services; equipment and facility rentals; fuel and other equipment expenses; repairs and maintenance; materials and supplies; insurance expenses; certain legal and settlement matters; and certain other operating expenses. Project profit is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profit and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates and we are unable to pass the increased costs to our customers. Estimated losses on contracts, or the excess of the total estimated costs to complete a contract over the contract’s total estimated contract transaction price, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, excluding depreciation and amortization, and project profit, include:
Project Mix. Revenue mix impacts our overall project margins, as margin opportunities and/or risks can vary by project type, industry, and by segment over time. For example, installation work that is performed on a fixed price basis has a higher level of margin opportunity or risk than maintenance or upgrade work, which is often performed under pre-established fixed price per unit or time and materials pricing arrangements. As a result, changes in project mix between installation work performed on a fixed price basis, and maintenance or upgrade services that are performed under pre-established fixed price per unit or time and materials pricing arrangements, can affect our project margins in a given period.
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
Price and Performance Risk. Overall project margins may fluctuate due to project pricing and job conditions, changes in the cost of labor and materials, crew availability, job productivity and work volume. Job productivity can be affected by factors such as quality of the work crew and equipment, the quality of engineering specifications and designs, availability of skilled labor, environmental or regulatory factors and customer decisions or delays. Job productivity can also be influenced by weather conditions, job conditions and job terrain, such as whether project work is in a right of way that is open or one that has physical obstructions or environmental or legal encumbrances.
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
General and Administrative Expense. General and administrative expenses consist principally of employee compensation and benefits, travel expenses and related costs for our finance, treasury, benefits, insurance and risk management, legal, facilities, information technology and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, external professional and accounting fees, certain legal and settlement matters, facilities costs, expenses associated with information technology used in administration of the business, gains or losses from the disposal of property and equipment, acquisition costs, including certain costs related to acquisition integration, business streamlining, and, from time to time, certain restructuring charges.
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
•days sales outstanding, net of contract liabilities (“DSO”), and days payable outstanding;
•capital expenditures, net of asset disposals, and investment activities;
•interest and debt service coverage ratios; and
•liquidity and cash flows.

Management’s analysis includes detailed discussions and review of its key performance indicators; proposed investments in property and equipment and new business opportunities; acquisition integration and productivity improvement efforts; strategic arrangement opportunities; and working capital and other capital management efforts, among others. Measuring its key performance indicators and other business metrics is an important tool used by management to make informed and timely operational decisions, which we believe can help us improve our performance.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential market volatility; other market, industry and regulatory factors, including uncertainty related to the implementation and pace of spending under governmental programs and initiatives and project permitting issues, and other regulatory matters or uncertainty; supply chain disruptions; climate-related matters; global events, such as military conflicts; and public health matters. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
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
Contracts. We derive revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 41% of consolidated revenue for the year ended December 31, 2024.
Cost estimation processes used for recognizing revenue over time under the cost-to-cost method require management to make significant assumptions and judgments. Total transaction price and cost estimation processes are based primarily on the professional knowledge and experience of our project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated based on management’s experience and judgment. For the year ended December 31, 2024, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2023. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the year ended December 31, 2024, positively affected revenue by approximately 0.1%.
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

Variable Consideration. Transaction prices for our contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that we believe best predict the amount of consideration to which we will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on discussions, correspondence or preliminary negotiations and past practices with the customer, engineering studies and legal advice and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue, typically on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in our favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of December 31, 2024, our contract transaction prices included approximately $139 million of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of our business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2024, these change orders and/or claims primarily related to certain projects in our Clean Energy and Infrastructure and Power Delivery segments. We actively engage with our customers to complete the final approval process for such amounts and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
We estimate the fair values of our earn-out liabilities using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, which inputs are evaluated on an ongoing basis. Key assumptions in estimating the fair values of our earn-out liabilities include the discount rate, which, as of December 31, 2024, ranged from 14.0% to 14.5%, with a weighted average rate of 14.2%, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated earn-out liabilities.
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
We reassessed the reporting unit structure of our Power Delivery operating segment in the first quarter of 2024. As a result of this assessment, the reporting units within our Power Delivery operating segment were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of the segment, including from the effects of our recent transformative acquisition efforts. Under the new reporting unit structure, each of the five components within our Power Delivery operating segment is a reporting unit. For additional details of the restructuring and the related assessment, refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.

Following is a summary of goodwill and intangible assets, net, by segment as of December 31, 2024:

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total
Goodwill (in millions)	$647.6	$742.3	$294.3	$518.9	$2,203.1
Percentage of total	29.4%	33.7%	13.4%	23.6%	100.0%
Other intangible assets, net (in millions)	$37.4	$288.4	$318.5	$83.1	$727.4
Percentage of total	5.1%	39.6%	43.8%	11.4%	100.0%
For the year ended December 31, 2024, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic trends and events, including: levels of inflation, market interest rates and/or supply chain disruptions; industry and/or market conditions, including the potential effects of regulatory and other uncertainty, including uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives; project permitting uncertainty; financial, competitive and other conditions, including declines in the operating performance of our reporting units; entity-specific events; the potential effects of longer-term changes in consumer behavior due to regulatory, climate-related or other factors, and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2024, we performed quantitative testing for (i) two reporting units within the Communications operating segment; (ii) one reporting unit within the Clean Energy and Infrastructure operating segment; and (iii) one reporting unit within the Pipeline Infrastructure operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, including, as described above, the potential future effects of macroeconomic trends and events, industry, market and regulatory factors, climate-related or other factors, rates of success on new project awards and levels of operating activity.
For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the applicable reporting units and within the units’ industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.0%, five to seven years of discounted cash flows prior to the terminal value, including revenue growth and EBITDA margin assumptions, and discount rates ranging from 9.5% to 11.0%.
Based on the results of the quantitative assessments, the estimated fair values of all of the tested reporting units were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values.
As of December 31, 2024, we believe that the recorded balances of goodwill and intangible assets are recoverable; however, adverse changes in the assumptions or estimates used in our analyses, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, interest rates or other regulatory or market disruptions, including from geopolitical events and/or changes in asset characteristics, could result in non-cash goodwill and/or intangible asset impairment charges in future periods. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional discussion.
Self-Insurance
We are self-insured up to the amount of our deductible for our insurance policies. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Liabilities under our insurance programs are accrued based upon our estimate of the ultimate liability for claims, with assistance from third-party actuaries. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. These insurance liabilities are, however, difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury or an incident, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts, historical trends and claims experience, loss development patterns and other actuarial assumptions. Although we believe such accruals are adequate, a change in experience or actuarial or management assumptions could materially affect our results of operations in a particular period. As of December 31, 2024, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $251.0 million.
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
2025 Outlook
We believe that we are at the intersection of transformative trends and are well-positioned to benefit from significant market opportunities in each of our business segments. Please see Item 1. “Business - Industry Trends” for additional information on the outlook for the industries we serve and a detailed discussion of our market opportunities. Our future results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.
Comparison of Fiscal Year Results
The following table, which may contain slight summation differences due to rounding, reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, which are described in the comparison of results section below. In this discussion, “acquisition” results are defined as results from acquired businesses for the first twelve months following the dates of the respective acquisitions, with the balance of results for a particular item attributed to “organic” activity. Unless otherwise stated, comparisons are for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,				Change
	2024		2023		$	%
Revenue	$12,303.5	100.0%	$11,995.9	100.0%	$307.5	2.6%
Costs of revenue, excluding depreciation and amortization	10,676.0	86.8%	10,613.8	88.5%	62.2	0.6%
Depreciation	366.8	3.0%	433.9	3.6%	(67.2)	(15.5)%
Amortization of intangible assets	139.9	1.1%	169.2	1.4%	(29.4)	(17.4)%
General and administrative expenses	684.5	5.6%	698.9	5.8%	(14.4)	(2.1)%
Interest expense, net	193.3	1.6%	234.4	2.0%	(41.1)	(17.6)%
Equity in earnings of unconsolidated affiliates, net	(30.2)	(0.2)%	(30.7)	(0.3)%	0.5	(1.5)%
Loss on extinguishment of debt	11.3	0.1%	—	—%	11.3	100.0%
Other expense (income), net	11.0	0.1%	(40.9)	(0.3)%	51.9	(126.9)%
Income (loss) before income taxes	$251.0	2.0%	$(82.7)	(0.7)%	$333.7	(403.4)%
(Provision for) benefit from income taxes	(51.5)	(0.4)%	35.4	0.3%	(87.0)	(245.6)%
Net income (loss)	$199.4	1.6%	$(47.3)	(0.4)%	$246.7	NM
Net income attributable to non-controlling interests	36.6	0.3%	2.7	0.0%	34.0	NM
Net income (loss) attributable to MasTec, Inc.	$162.8	1.3%	$(49.9)	(0.4)%	$212.7	(425.9)%
NM - Percentage is not meaningful

Comparison of Years Ended December 31, 2024 and 2023
Revenue. On a consolidated basis, revenue increased by $308 million driven by our segment results as follows: revenue increased in our Communications segment by approximately $201 million, or 6%, in our Clean Energy and Infrastructure segment by approximately $130 million, or 3%, in our Pipeline Infrastructure segment by approximately $61 million, or 3%, and decreased in our Power Delivery segment by approximately $53 million or 2%. Acquisitions contributed $43 million of increased revenue for the year ended December 31, 2024 and organic revenue increased by approximately $265 million, or 2% as compared with 2023. See “Analysis of Revenue and EBITDA by Segment” below for additional information and discussion related to segment revenues.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $272 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $210 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 170 basis points to 86.8% of revenue in 2024 from 88.5% of revenue in 2023. The basis point decrease was due to a combination of improved project efficiencies and project mix, primarily within our Clean Energy and Infrastructure and Pipeline Infrastructure segments, as well as an $8 million decrease in certain acquisition and integration costs offset, in part, by reduced productivity from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. See “Analysis of Revenue and EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. As a percentage of revenue, depreciation decreased by approximately 60 basis points, due primarily to a net reduction of approximately $34 million related to a change in the depreciable lives of certain machinery and equipment to better align the respective assets’ lives with their expected useful lives, and, in part, from lower levels of property and equipment, net.
Amortization of intangible assets. The decrease in amortization of intangible assets was due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior years’ acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 30 basis points as compared with the same period in 2023.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to a $64 million reduction in acquisition and integration costs, a decrease in information technology expenses and an increase in gains on sales of assets, net, offset, in part, by an increase in compensation expense and the effects of timing of ordinary course legal and other settlement matters. Overall, general and administrative expenses decreased by approximately 30 basis points as a percentage of revenue for the year ended December 31, 2024 as compared with the same period in 2023.
Interest expense, net. The decrease in interest expense, net, was primarily due to lower average outstanding balances under our credit facility and term loans, which accounted for a reduction in interest expense of $54 million. The decrease in interest expense, net, was offset, in part, by an increase in interest expense from senior notes of approximately $11 million, primarily driven by the second quarter 2024 issuance of our 5.900% Senior Notes. See “Financial Condition, Liquidity and Capital Resources” discussion below for details of our debt instruments.
Equity in earnings of unconsolidated affiliates. For the years ended December 31, 2024 and 2023, equity in earnings from unconsolidated affiliates, net, totaled approximately $30 million and $31 million, respectively, and related primarily to our investments in the Waha JVs.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the year ended December 31, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.
Other expense (income), net. For the year ended December 31, 2024, other expense, net, included approximately $5 million of expense, net, from changes to estimated Earn-out accruals, approximately $5 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business and approximately $6 million of asset impairments related to certain fixed assets, offset, in part, by approximately $3 million of other miscellaneous income, net, including from legal and other settlements. For the year ended December 31, 2023, other income, net, included approximately $13 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA, approximately $29 million of other miscellaneous income, including from insurance and other settlements, and approximately $1 million of income from changes in the fair value of additional contingent payments to former owners of an acquired business, offset, in part, by approximately $3 million of impairment losses on an investment.
(Provision for) benefit from income taxes. For the year ended December 31, 2024, our effective tax rate was an expense of 20.5% as compared with a benefit of 42.8% for the same period in 2023. Our effective tax rate for the year ended December 31, 2024 included the effects of a lower state income tax rate and tax credits. For the year ended December 31, 2023, our effective tax rate included a benefit of approximately $8 million related to adjustments resulting from the finalization of our 2022 tax returns and the effects of a net tax benefit of approximately $11 million from share-based payment awards, offset, in part, by an increase in non-deductible expenses.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $37 million for the year ended December 31, 2024, as compared with $3 million for the same period in 2023. The increase was primarily attributable to increased operating activity, including a full year of results from certain subsidiaries the Company acquired in 2023 which have minority interest holders.

Analysis of Revenue and EBITDA by Segment
We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. EBITDA margin is calculated by dividing EBITDA by revenue for the same period. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. The following table, which may contain slight summation differences due to rounding, presents revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,				For the Years Ended December 31,
	Revenue		Change		EBITDA and EBITDA Margin				Change
Segment:	2024	2023	$	%	2024		2023 (a)		$	%
Communications	$3,460.0	$3,259.5	$200.6	6.2%	$333.7	9.6%	$269.2	8.3%	$64.6	24.0%
Clean Energy and Infrastructure	4,092.1	3,962.0	130.1	3.3%	257.0	6.3%	132.4	3.3%	124.6	94.1%
Power Delivery	2,682.1	2,735.1	(52.9)	(1.9)%	187.7	7.0%	207.8	7.6%	(20.1)	(9.7)%
Pipeline Infrastructure	2,133.6	2,072.8	60.7	2.9%	389.4	18.3%	284.4	13.7%	105.1	36.9%
Other	—	—	—	—%	26.2	NM	25.0	NM	1.2	4.8%
Eliminations	(64.3)	(33.5)	(31.0)	92.8%	—	—	—	—	—	—
Segment Total	$12,303.5	$11,995.9	$307.6	2.6%	$1,194.1	9.7%	$918.8	7.7%	$275.3	30.0%
Corporate	—	—	—	—	(243.3)	—	(163.9)	—	(79.3)	48.4%
Consolidated Total	$12,303.5	$11,995.9	$307.5	2.6%	$950.8	7.7%	$754.9	6.3%	$196.0	26.0%
NM - Percentage is not meaningful
(a)    For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $22.5 million, $37.1 million and $8.5 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $3.8 million of such costs.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireless, wireline and utility project activity due, in part, to customer project timing in our wireless and wireline businesses. These increases were offset, in part, by a decrease in our install-to-the-home project activity due, in part, to changes in consumer behavior resulting in lower demand.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 140 basis points, or $48 million, due to improved project efficiencies, including from our wireless and wireline businesses, and as a result of a reduction of approximately $23 million in certain acquisition and integration costs. Higher levels of revenue resulted in an increase in EBITDA of approximately $17 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase was primarily due to higher levels of heavy civil project activity, offset, in part, by lower levels of renewable and certain industrial and other infrastructure project work, due to various factors affecting timing of project work.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 290 basis points, or $120 million, due to a combination of improved productivity, and efficiencies, including from certain renewable, industrial and infrastructure project work, and a reduction of approximately $37 million in certain acquisition and integration costs, offset, in part, by the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work. Higher levels of revenue resulted in an increase in EBITDA of approximately $4 million.
Power Delivery Segment Results
Revenue. For the year ended December 31, 2024, acquisitions contributed $19 million of revenue, whereas organic revenue decreased by approximately $72 million as compared with 2023, due primarily to lower levels of project activity, including timing-related decreases in transmission and distribution-related project work, including due to regulatory effects, as well as lower levels of certain facilities and infrastructure-related project work. These decreases were offset, in part, by an increase in substation-related project activity, as well as emergency storm restoration services.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 60 basis points, or $16 million, due to a combination of reduced project efficiencies and mix, including from the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, including due to regulatory effects, offset, in part, by a reduction of approximately $9 million in certain acquisition and integration costs. Lower levels of revenue contributed a decrease in EBITDA of approximately $4 million.

Pipeline Infrastructure Segment Results
Revenue. The increase was due primarily to higher levels of project activity, including from project timing-related increases in midstream project activity due to improved market and regulatory conditions, and increases in other pipeline project activity, offset, in part, by a reduction in large-diameter project activity, pipeline integrity services and other infrastructure-related work.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 450 basis points, or $97 million, due primarily to project efficiencies and improved productivity, including as a result of improved operating leverage from higher levels of revenue, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $8 million.
Other Segment Results
EBITDA. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate Results
EBITDA. For the year ended December 31, 2024, Corporate EBITDA included approximately $11 million of a loss on debt extinguishment, $5 million of expense from changes to estimated Earn-out accruals, and $5 million of expense from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the year ended December 31, 2023, Corporate EBITDA included approximately $13 million of income, net, from changes to estimated Earn-out accruals, $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA, and $1 million of income from the changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the year ended December 31, 2024 not related to the above-described items increased by approximately $41 million as compared with the same period in 2023, due primarily to the effects of timing of ordinary course legal and other settlement matters, increases in compensation expense, information technology, travel, and other administrative expenses, offset, in part, by a reduction in professional fees and certain acquisition and integration costs.
Comparison of Years Ended December 31, 2023 and 2022
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2023 and 2022” of the Company’s 2023 Annual Report on Form 10-K (“the 2023 Form 10-K”) for a comparison of results for the years ended December 31, 2023 and 2022, which discussion is incorporated herein by reference.
Foreign Operations
Our foreign operations are primarily in Canada. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”), adjusted net income attributable to MasTec, Inc. (“Adjusted Net Income Attributable to MasTec, Inc.”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense; loss on extinguishment of debt; changes in fair value of acquisition-related contingent items; acquisition and integration costs related to certain acquisition activity, as more fully described below; fair value gains or losses, net, on an investment; project results from an acquisition-related proportionately consolidated non-controlled Canadian joint venture that was underway at the time of the related acquisition, which joint venture was managed by a third party and automatically terminated upon completion of the project; the bargain purchase gain from a prior year acquisition; and, for Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share, amortization of intangible assets, the effects of statutory and other tax rate changes, and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share, to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core, or underlying, operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. We also use these adjusted measures to allocate resources. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period.
Our computation of non-U.S. GAAP financial measures now excludes the effects of changes in fair value of acquisition-related contingent items due to their non-operational nature and inherent volatility, as activity varies from period to period. Acquisition-related contingent items consist of (i) changes in fair value of acquisition-related contingent consideration, which is composed of earn-outs, that are contingent upon the achievement of reaching certain post-acquisition levels of earnings and (ii) changes in fair value of additional payments in connection with the 2021 acquisition of Henkels & McCoy Holdings, Inc. based on the fluctuation of our share price and are contingent upon the post-acquisition collections of certain receivables. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers. Accordingly, all prior year periods have been updated to conform with this revised presentation. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details regarding these acquisition-related contingent items.

In 2021, we initiated a significant transformation of our end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and resulted in significant acquisition and integration costs. Due to the extent of the acquisition costs related to this acquisition activity and the extent of the efforts that were required to integrate these acquisitions, we have excluded acquisition and integration costs related to this acquisition activity in our computation of non-U.S. GAAP financial measures. These acquisition and integration activities were completed in the fourth quarter of 2023.
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
We exclude intangible asset amortization and selected purchase accounting adjustments, including the bargain purchase gain from a prior year acquisition, from our non-U.S. GAAP financial measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, the revenue and all other expenses of the acquired entities are included within our non-U.S. GAAP financial measures, unless otherwise stated. We have also excluded the effects of statutory and other tax rate changes from Adjusted Net Income and Adjusted Diluted Earnings Per Share given their inherent volatility due to uncertainty with regard to our future geographic footprint and the associated tax rates, which may vary significantly from period to period, and, for statutory tax rate changes, due to their non-operational nature.
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

	For the Years Ended December 31,
EBITDA Reconciliation:	2024		2023		2022
Net income (loss)	$199.4	1.6%	$(47.3)	(0.4)%	$33.9	0.3%
Interest expense, net	193.3	1.6%	234.4	2.0%	112.3	1.1%
Provision for (benefit from) income taxes	51.5	0.4%	(35.4)	(0.3)%	9.2	0.1%
Depreciation	366.8	3.0%	433.9	3.6%	371.2	3.8%
Amortization of intangible assets	139.9	1.1%	169.2	1.4%	135.9	1.4%
EBITDA	$950.8	7.7%	$754.9	6.3%	$662.5	6.8%
Non-cash stock-based compensation expense	32.7	0.3%	33.3	0.3%	27.4	0.3%
Loss on extinguishment of debt	11.3	0.1%	—	—%	—	—%
Changes in fair value of acquisition-related contingent items	10.7	0.1%	(13.9)	(0.1)%	(3.4)	(0.0)%
Acquisition and integration costs	—	—%	71.9	0.6%	86.0	0.9%
Losses, net, on fair value of investment	—	—%	0.2	0.0%	7.7	0.1%
Project results from non-controlled joint venture	—	—%	—	—%	(2.8)	(0.0)%
Bargain purchase gain	—	—%	—	—%	(0.2)	(0.0)%
Adjusted EBITDA	$1,005.6	8.2%	$846.4	7.1%	$777.2	7.9%

A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Years Ended December 31,
	2024		2023		2022
EBITDA	$950.8	7.7%	$754.9	6.3%	$662.5	6.8%
Non-cash stock-based compensation expense (a)	32.7	0.3%	33.3	0.3%	27.4	0.3%
Loss on extinguishment of debt (a)	11.3	0.1%	—	—%	—	—%
Changes in fair value of acquisition-related contingent items (a)	10.7	0.1%	(13.9)	(0.1)%	(3.4)	(0.0)%
Acquisition and integration costs (b)	—	—%	71.9	0.6%	86.0	0.9%
Losses, net, on fair value of investment (a)	—	—%	0.2	0.0%	7.7	0.1%
Project results from non-controlled joint venture (c)	—	—%	—	—%	(2.8)	(0.0)%
Bargain purchase gain (a)	—	—%	—	—%	(0.2)	(0.0)%
Adjusted EBITDA	$1,005.6	8.2%	$846.4	7.1%	$777.2	7.9%
Segment:
Communications	$333.7	9.6%	$291.7	8.9%	$331.8	10.3%
Clean Energy and Infrastructure	257.0	6.3%	169.5	4.3%	109.2	4.2%
Power Delivery	187.7	7.0%	216.3	7.9%	241.9	8.9%
Pipeline Infrastructure	389.4	18.3%	284.4	13.7%	171.5	14.1%
Other	26.2	NM	25.0	NM	29.0	NM
Segment Total	$1,194.1	9.7%	$986.9	8.2%	$883.4	9.0%
Corporate	(188.5)	—	(140.5)	—	(106.2)	—
Adjusted EBITDA	$1,005.6	8.2%	$846.4	7.1%	$777.2	7.9%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, loss on extinguishment of debt, changes in fair value of acquisition-related contingent items, losses, net, on the fair value of an investment and the bargain purchase gain from a prior year acquisition are included within Corporate EBITDA.
(b)    For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $22.5 million, $37.1 million and $8.5 million, respectively, of acquisition and integration costs, and Corporate EBITDA included $3.8 million of such costs. For the year ended December 31, 2022, $4.7 million, $6.4 million, $39.0 million and $8.0 million of such costs were included within Communications, Clean Energy and Infrastructure, Power Delivery and Pipeline Infrastructure EBITDA, respectively, and Corporate EBITDA included $27.9 million of such costs.
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

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$199.4	$(47.3)	$33.9
Adjustments:
Non-cash stock-based compensation expense	32.7	33.3	27.4
Amortization of intangible assets	139.9	169.2	135.9
Loss on extinguishment of debt	11.3	—	—
Changes in fair value of acquisition-related contingent items	10.7	(13.9)	(3.4)
Acquisition and integration costs	—	71.9	86.0
Losses, net, on fair value of investment	—	0.2	7.7
Project results from non-controlled joint venture	—	—	(2.8)
Bargain purchase gain	—	—	(0.2)
Total adjustments, pre-tax	$194.6	$260.8	$250.7
Income tax effect of adjustments (a)	(44.8)	(74.0)	(58.6)
Statutory and other tax rate effects (b)	(0.9)	4.6	5.5
Adjusted net income	$348.3	$144.1	$231.4
Net income attributable to non-controlling interests	36.6	2.7	0.5
Adjusted net income attributable to MasTec, Inc.	$311.7	$141.4	$230.9

	For the Years Ended December 31,
	2024	2023	2022
Diluted earnings (loss) per share	$2.06	$(0.64)	$0.42
Adjustments:
Non-cash stock-based compensation expense	0.41	0.43	0.36
Amortization of intangible assets	1.77	2.16	1.78
Loss on extinguishment of debt	0.14	—	—
Changes in fair value of acquisition-related contingent items	0.14	(0.18)	(0.04)
Acquisition and integration costs	—	0.92	1.13
Losses, net, on fair value of investment	—	0.00	0.10
Project results from non-controlled joint venture	—	—	(0.04)
Bargain purchase gain	—	—	(0.00)
Total adjustments, pre-tax	$2.47	$3.33	$3.29
Income tax effect of adjustments (a)	(0.57)	(0.94)	(0.77)
Statutory and other tax rate effects (b)	(0.01)	0.06	0.07
Adjusted diluted earnings per share	$3.95	$1.81	$3.01
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the years ended December 31, 2024 and 2022, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 20.5% and 21.3%, respectively, and for the year ended December 31, 2023, such amount was a benefit, with effective tax rates, as reported, of 42.8%. For the years ended December 31, 2024, 2023 and 2022, our consolidated tax amounts, as adjusted, were expenses with effective tax rates of 21.8%, 19.1% and 21.2%, respectively.
(b)    Represents the effects of statutory and other tax rate changes for the years ended December 31, 2024, 2023 and 2022.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, debt service, income taxes, earn-out obligations and equity and other investment funding requirements. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to refinance, extend the terms of our existing indebtedness, retire outstanding debt, borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash. See

Note 7 - Debt in the notes to the audited consolidated financial statements in this Form 10-K, which is incorporated by reference, for details of our recent debt transactions, including our $550.0 million offering of 5.900% Senior Notes, the repayment of our $400.0 million Three-Year Term Loan Facility and the redemption of our 6.625% IEA Senior Notes.
Capital Expenditures. For the year ended December 31, 2024, we spent approximately $149 million on capital expenditures, or $83 million, net of asset disposals, and incurred approximately $151 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $170 million on capital expenditures, or approximately $120 million, net of asset disposals, in 2025, and we expect to incur approximately $160 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2024, we used $80 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. From time to time, our acquisitions may contain certain additional payments if specified conditions are met. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of December 31, 2024 was approximately $113 million. Of this amount, approximately $21 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the years ended December 31, 2024, 2023 and 2022, we made $26 million, $39 million and $38 million, respectively, of payments related to our Earn-out liabilities.
Our acquisition of HMG in 2021 provided for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” As of December 31, 2024, the estimated fair value of remaining Additional Payments was approximately $14 million, which for the year ended December 31, 2024, includes the effect of fair value adjustments related to the contingent shares totaling losses of approximately $5.5 million. The number of shares that would be paid in connection with the remaining Additional Payments as of December 31, 2024 is approximately 50,000 shares.
Income Taxes. Tax payments, net of tax refunds, totaled $44 million, $10 million and $9 million for the years ended December 31, 2024, 2023 and 2022. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of December 31, 2024, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $2.9 billion as of December 31, 2024 as compared with $3.1 billion as of December 31, 2023, due primarily to a decrease in DSO and timing of project billings and collections.
    Our payment billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount, generally from 5% to 10% of billings, until the job is completed, which amounts are referred to as “retainage.” As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects or allow us to pre-bill them for the mobilization of assets and/or crew to project sites and/or for materials purchases up to specified amounts. Vendor terms are generally 30 to 45 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments are contractually due to subcontractors only after we are paid by our customers.
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
Sources and Uses of Cash
As of December 31, 2024, we had approximately $653 million in working capital, defined as current assets less current liabilities, as compared with $1,137 million as of December 31, 2023, a decrease of approximately $484 million. Cash and cash equivalents totaled approximately $400 million and $530 million as of December 31, 2024 and 2023, respectively, for a decrease of $130 million. See discussion below for further detail regarding our cash flows and related activity.

Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,121.6	$687.3	$352.3
Net cash used in investing activities	$(157.5)	$(178.1)	$(821.2)
Net cash (used in) provided by financing activities	$(1,090.2)	$(351.0)	$480.9
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, net, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2024 was $1,122 million, as compared with $687 million in 2023, for an increase in cash provided by operating activities of approximately $434 million, due primarily to (i) an increase in net income as compared with the prior period; and (ii) changes in working capital compared with the prior period, including from the positive effect of timing-related changes in accounts receivable, net, resulting from improved collections, as described in further detail below, and changes in contract liabilities due to ordinary course project activity, primarily in connection with new project starts within the Company’s Clean Energy and Infrastructure and Pipeline Infrastructure segments, offset, in part, by the negative effect of timing-related changes in accounts payable and accrued expenses.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 60 as of December 31, 2024, as compared with DSO of 74 as of December 31, 2023. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and to a lesser extent the effect of working capital initiatives, including certain accounts receivable financing arrangements. The decrease in DSO as of December 31, 2024 as compared with December 31, 2023 was due to timing of ordinary course billing and collection activities and changes in contract liabilities due to ordinary course project activity, primarily in connection with new project starts within the Company’s Clean Energy and Infrastructure and Pipeline Infrastructure segments. Other than certain ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $21 million to $157 million for the year ended December 31, 2024 from $178 million in 2023. Capital expenditures totaled $149 million, or $83 million, net of asset disposals, in 2024, as compared with $193 million, or $109 million, net of asset disposals, in 2023, for a decrease in cash used in investing activities of approximately $26 million, due primarily to lower levels of equipment purchases. Cash provided from other investing activities increased by $3 million as compared with the same period in 2023, which includes proceeds from notes receivable collections. Cash used in investing activities from acquisition activity increased by $11 million for the year ended December 31, 2024 as compared with the same period in 2023.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2024 was $1,090 million, as compared with net cash used in financing activities of $351 million in 2023, for an increase in cash used in financing activities of approximately $739 million. The increase was primarily due to repayments, net of borrowings, of our credit facility and term loans, which increased by $1,022 million for the year ended December 31, 2024 as compared with the same period in 2023, and the payment of $224 million upon the repurchase and redemption in full of our 6.625% IEA Senior Notes. Payments of acquisition-related contingent consideration included within financing activities totaled $25 million in 2024 as compared to $22 million in 2023. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $26 million in 2024 as compared with $39 million in 2023. Additionally, cash payments for acquisition-related contingent assets related to the 2021 acquisition of HMG totaled approximately $12 million in 2024, whereas in 2023, there were no payments. Payments to holders of our non-controlling interests increased by $18 million in 2024 as compared with 2023, primarily related to distributions to minority interest holders. The above described increases in cash used in financing activities were offset, in part, by $550 million of net proceeds received from the issuance of our 5.900% Senior Notes in the second quarter of 2024.
Senior Credit Facility
We have a $2.25 billion senior unsecured credit facility (as amended from time to time, the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a Term Loan with an original principal amount of $350 million, and matures on November 1, 2026. As of December 31, 2024, aggregate outstanding revolving borrowings totaled approximately $43.1 million and availability for revolving loans totaled $1,793 million. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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
5.900% Senior Notes
On June 10, 2024, we completed an offering of $550 million aggregate principal amount of 5.900% senior unsecured notes due June 15, 2029 (the “5.900% Senior Notes”). We used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $204 million in aggregate principal amount of 6.625% IEA Senior Notes tendered at a price equal to 100.0% of the principal amount of the 6.625% IEA Senior Notes. The remaining net proceeds from the 5.900% Senior Notes offering were used, along with available cash, for the repayment of the Company’s $400 million Three-Year Term Loan Facility.
6.625% Senior Notes
We have $75 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”). The 6.625% Senior Notes were previously composed of approximately $225 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $75 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”). In the second quarter of 2024, the Company used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $204 million in aggregate principal amount of 6.625% IEA Senior Notes tendered at a price equal to 100.0% of the principal amount of the 6.625% IEA Senior Notes, plus accrued and unpaid interest. In the third quarter of 2024, IEA Energy Services LLC (“IEA LLC”) exercised its right under the indenture that governed the 6.625% IEA Senior Notes to redeem the remaining $21 million in aggregate principal amount of the 6.625% IEA Senior Notes at a price equal to 95.0% of the principal amount, which approximated their carrying value. The 6.625% MasTec Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Five-Year Term Loan Facility
As of December 31, 2024, we had $285 million outstanding of an unsecured five-year term loan (the “Five-Year Term Loan”) that is due October 7, 2027. The Five-Year Term Loan is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2024, and we expect to be in compliance with these provisions and covenants for the next twelve months.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, including current period balances and rates of interest, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2024 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior credit facility	$375.6	$17.5	$358.1	$—	$—
4.500% Senior Notes	600.0	—	—	600.0	—
5.900% Senior Notes	550.0	—	—	550.0	—
6.625% Senior Notes	71.6	—	—	71.6	—
Five-Year Term Loan Facility	285.0	15.0	270.0	—	—
Finance lease and other obligations	356.5	154.2	160.9	39.8	1.6
Operating lease liabilities	448.7	161.4	199.7	53.1	34.5
Earn-out obligations (a)	21.0	21.0	—	—	—
Interest (b)	382.9	117.7	192.0	73.2	—
Total	$3,091.3	$486.8	$1,180.7	$1,387.7	$36.1
(a)    Under certain acquisition agreements, we have agreed to pay the sellers earn-outs and other amounts based on the performance of the businesses acquired. Certain of these payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these payments, we have only included obligations that we expect will be paid in cash and have been earned as of December 31, 2024.
(b)    Represents expected future interest payments on debt and finance lease obligations outstanding as of December 31, 2024, and does not include potential letter of credit or commitment fees associated with our senior unsecured credit facility. With the exception of our credit facilities and term loans, all of our debt instruments are fixed rate interest obligations.

Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with potential funding obligations and indemnification and/or guarantee arrangements relating to our equity and other investment arrangements, including our variable interest entities. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 4 - Fair Value of Financial Instruments, Note 14 - Commitments and Contingencies and Note 15 - Related Party Transactions in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information related to our off-balance sheet arrangements.
Impact of Inflation
Over the past years, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. As described above under “General Economic, Market and Regulatory Conditions,” although the Federal Reserve decreased the Federal Funds rate periodically since September, there continues to be uncertainty as to the Federal Reserve’s future actions caused by dynamic market and trade conditions, as well as, continuing concerns regarding the rate of inflation and employment levels. In light of these conditions, we expect elevated market interest rates and continuing, but moderating, levels of cost inflation for the foreseeable future. The primary inflationary factors directly affecting our operations are labor, material and fuel costs. The labor market remains at historically low levels of unemployment, creating pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Immigration actions may also affect the availability of labor. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects, and geopolitical events, such as military conflicts, including the Russia-Ukraine conflicts and the escalating tensions in the Middle East, and trade disputes, which events have caused market volatility and could create heightened global market volatility in the future.
Elevated levels of labor, material and fuel costs have negatively affected our project margins to the extent that we have been unable to pass such cost increases along to our customers. If current inflationary conditions persist, our profitability could continue to be affected in the future. Market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions, which in the past have negatively affected our operations, as discussed in Item 1. “Business,” under “Suppliers, Materials and Working Capital.” Additionally, as discussed within “Interest Rate Risk” below, the recent inflationary environment has resulted in elevated market interest rates, which has increased the rates of interest on our variable rate debt and, correspondingly, our interest expense. Increased market interest rates could also have an adverse effect on the capital expenditure budgets of our customers, which could result in reduced or deferred demand for our services.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2024, our variable interest rate debt was primarily related to our Credit Facility and our term loans. Outstanding revolving loans and the Term Loan under our Credit Facility bear interest, at our option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. As of December 31, 2024, we had approximately $43 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 4.970% and a Term Loan with a balance of $333 million and an interest rate of 6.220%. The current year interest rates for outstanding revolving loans under our Credit Facility and Term Loan reflect basis point decreases of approximately 270 and 90, respectively, over the comparable period in 2023. Outstanding debt under the $285.0 million Five-Year Term Loan bears interest, at our option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. As of December 31, 2024, the Five-Year Term Loan accrued interest at a weighted average rate of 6.253%.
Our interest expense is affected by the overall interest rate environment. Although the Federal Reserve has periodically lowered short-term interest rates since September 2024, longer-term rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. The interest we are charged on our variable-rate debt will fluctuate as a result of changes in market interest. Interest on our fixed-rate debt would not change. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. Our variable rate debt subjects us to risk from increases in prevailing interest rates. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and Five-Year Term Loan would have increased our interest expense by approximately $11 million for the year ended December 31, 2024.
As of December 31, 2024, our fixed interest rate debt primarily included $600.0 million aggregate principal amount of 4.500% Senior Notes, $550.0 million aggregate principal amount of 5.900% Senior Notes, $74.9 million aggregate principal amount of 6.625% Senior Notes and $297.9 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.8%. None of this debt subjects us to financial statement risk associated with changes in interest rates, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the year ended December 31, 2024. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations in 2024. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2024, foreign currency translation losses, net, totaled approximately $2.9 million and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2024. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MasTec, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of MasTec, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2024 appearing after Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded two entities (related to a July acquisition in the Power Delivery segment and a December acquisition in the Pipeline Infrastructure segment) from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in purchase business combinations during 2024. We have also excluded the two entities from our audit of internal control over financial reporting. The two entities’ total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Determination of Estimated Costs to Complete Certain Contracts Recognized Over Time
The Company recognized revenue of $12.3 billion for the year ended December 31, 2024, of which a majority relates to revenue recognized from contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system. As described in Note 1 to the consolidated financial statements, revenue related to these contracts is recognized over time using the cost-to-cost measure of progress, which is an input method. Contract costs include all direct materials, equipment, labor and subcontracted costs related to contract performance. The cost estimation processes used for recognizing revenue over time under the cost-to-cost method require management to make significant assumptions and judgments, based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts. Changes in these factors that result in revisions to the amount of revenue recognized for a given project are recognized in the period in which the revisions are determined.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the determination of estimated costs to complete certain contracts recognized over time, is a critical audit matter are (i) the significant judgment by management in determining the estimated contract costs to complete certain contracts recognized over time; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimate of costs to complete certain contracts recognized over time.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the determination of estimated costs to complete certain contracts recognized over time. These procedures also included, among others, for a sample of contracts, (i) testing management’s process for determining the estimated contract costs to complete; (ii) testing the completeness and accuracy of underlying data used by management related to actual costs to date; and (iii) evaluating the reasonableness of certain significant judgments and assumptions considered by management specific to each contract. Evaluating the significant judgments and assumptions related to estimated contract costs to complete involved evaluating whether the significant judgments and assumptions used by management were reasonable, considering (i) the terms of the contracts and other documents that support those estimates; (ii) actual costs to date to assess the reasonableness of the estimate of the remaining costs to complete; (iii) management’s ability to reasonably estimate costs to complete by performing a comparison of the total estimated contract costs as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated contract costs to complete; and (iv) evaluating management’s methodologies and the consistency of management’s methodologies over the lives of contracts.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 28, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of MasTec, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, P.C.
We served as the Company’s auditor from 2004 to 2024.
Miami, Florida
February 29, 2024, except for Note 13, as to which the date is February 28, 2025

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of MasTec, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of IEA Energy Services, LLC and its consolidated subsidiaries (“IEA LLC”) as of December 31, 2023, the related consolidated statement of operations, members’ equity (deficit), and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements" and not presented herein).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA LLC as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
IEA LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to IEA LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
February 29, 2024
We began serving as IEA LLC’s auditor in 2018. In 2024 we became the predecessor auditor.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenue	$12,303,464	$11,995,934	$9,778,038
Costs of revenue, excluding depreciation and amortization	10,675,987	10,613,762	8,586,333
Depreciation	366,765	433,929	371,240
Amortization of intangible assets	139,853	169,233	135,908
General and administrative expenses	684,508	698,899	559,437
Interest expense, net	193,266	234,405	112,255
Equity in earnings of unconsolidated affiliates, net	(30,228)	(30,697)	(28,836)
Loss on extinguishment of debt	11,344	—	—
Other expense (income), net	11,006	(40,893)	(1,358)
Income (loss) before income taxes	$250,963	$(82,704)	$43,059
(Provision for) benefit from income taxes	(51,542)	35,408	(9,171)
Net income (loss)	$199,421	$(47,296)	$33,888
Net income attributable to non-controlling interests	36,633	2,653	534
Net income (loss) attributable to MasTec, Inc.	$162,788	$(49,949)	$33,354

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$2.09	$(0.64)	$0.45
Basic weighted average common shares outstanding	78,049	77,535	74,917

Diluted earnings (loss) per share	$2.06	$(0.64)	$0.42
Diluted weighted average common shares outstanding	78,880	77,535	76,185
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$199,421	$(47,296)	$33,888
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(2,949)	1,695	(3,089)
Unrealized gains (losses) on investment activity, net of tax	349	(3,737)	30,910
Comprehensive income (loss)	$196,821	$(49,338)	$61,709
Comprehensive income attributable to non-controlling interests	36,633	2,653	534
Comprehensive income (loss) attributable to MasTec, Inc.	$160,188	$(51,991)	$61,175
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$399,903	$529,561
Accounts receivable, net of allowance	1,381,462	1,370,074
Contract assets	1,555,807	1,756,381
Inventories, net	107,345	108,146
Prepaid expenses	118,888	105,880
Other current assets	89,125	104,211
Total current assets	$3,652,530	$3,974,253
Property and equipment, net	1,548,916	1,651,462
Operating lease right-of-use assets	396,151	418,685
Goodwill, net	2,203,077	2,126,366
Other intangible assets, net	727,366	784,260
Other long-term assets	447,235	418,485
Total assets	$8,975,275	$9,373,511
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$186,095	$177,246
Current portion of operating lease liabilities	146,183	137,765
Accounts payable	1,105,747	1,242,602
Accrued salaries and wages	205,152	198,943
Other accrued expenses	455,043	415,075
Contract liabilities	735,625	480,967
Other current liabilities	165,854	184,621
Total current liabilities	$2,999,699	$2,837,219
Long-term debt, including finance leases	2,038,017	2,888,058
Long-term operating lease liabilities	261,303	292,873
Deferred income taxes	362,772	390,399
Other long-term liabilities	326,141	243,701
Total liabilities	$5,987,932	$6,652,250
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,029,011 and 99,093,134 (including 1,130,020 and 1,504,996 of unvested stock awards) as of December 31, 2024 and 2023, respectively	9,903	9,909
Capital surplus	1,291,027	1,263,360
Retained earnings	2,308,581	2,145,793
Accumulated other comprehensive loss	(40,847)	(52,997)
Treasury stock, at cost: 19,719,796 and 19,813,055 shares as of December 31, 2024 and 2023, respectively	(656,807)	(659,913)
Total MasTec, Inc. shareholders’ equity	$2,911,857	$2,706,152
Non-controlling interests	$75,486	$15,109
Total equity	$2,987,343	$2,721,261
Total liabilities and equity	$8,975,275	$9,373,511
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net income						33,354		33,354	534	33,888
Other comprehensive income							27,821	27,821		27,821
Non-cash stock-based compensation					27,446			27,446		27,446
Issuance of restricted shares, net	534,909	53			(53)			—		—
Shares withheld for taxes, net of other stock issuances	(49,418)	(5)			(2,862)			(2,867)		(2,867)
Issuance of shares in connection with acquisition	2,758,403	277	133,157	4,336	188,444			193,057		193,057
Acquisition of treasury stock, at cost			(1,124,286)	(81,291)				(81,291)		(81,291)
Distributions to non-controlling interests								—	(728)	(728)
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net (loss) income						(49,949)		(49,949)	2,653	(47,296)
Other comprehensive loss							(2,042)	(2,042)		(2,042)
Non-cash stock-based compensation					33,335			33,335		33,335
Issuance of restricted shares, net	592,553	59			(59)			—		—
Shares withheld for taxes, net of other stock issuances	(118,636)	(12)			(5,436)			(5,448)		(5,448)
Issuance of shares in connection with acquisition	4,112	—	—	—	403			403		403
Distributions to non-controlling interests								—	(2,818)	(2,818)
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Sale of minority interest in subsidiary								—	7,112	7,112
Non-controlling interests assumed related to acquisitions								—	6,828	6,828
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net income						162,788		162,788	36,633	199,421
Other comprehensive loss							(2,600)	(2,600)		(2,600)
Non-cash stock-based compensation					32,672			32,672		32,672
Forfeiture of restricted shares, net	(30,672)	(3)			3			—		—
Shares withheld for taxes, net of other stock issuances	(33,451)	(3)			(2,943)			(2,946)		(2,946)
Issuance of shares in connection with acquisition	—	—	93,259	3,106	10,093			13,199		13,199
Distributions to non-controlling interests								—	(32,943)	(32,943)
Consideration transferred in a foreign subsidiary					(12,158)		14,750	2,592	17,500	20,092
Non-controlling interests assumed related to acquisitions								—	39,187	39,187
Balance as of December 31, 2024	99,029,011	$9,903	(19,719,796)	$(656,807)	$1,291,027	$2,308,581	$(40,847)	$2,911,857	$75,486	$2,987,343
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$199,421	$(47,296)	$33,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	366,765	433,929	371,240
Amortization of intangible assets	139,853	169,233	135,908
Non-cash stock-based compensation expense	32,672	33,335	27,446
(Benefit from) provision for deferred income taxes	(34,433)	(140,863)	9,549
Equity in earnings of unconsolidated affiliates, net	(30,228)	(30,697)	(28,836)
Gains on sales and impairments of assets, net	(24,138)	(21,408)	(39,692)
Loss on extinguishment of debt	11,344	—	—
Non-cash interest expense, net	5,533	5,837	4,172
Other non-cash items, net	13,711	8,875	4,743
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	29,634	45,007	6,298
Contract assets	207,703	(54,185)	(304,351)
Inventories	26,345	33,018	(20,523)
Other assets, current and long-term portion	20,546	75,047	68,603
Accounts payable and accrued expenses	(161,734)	165,892	192,119
Contract liabilities	247,502	49,384	(39,372)
Other liabilities, current and long-term portion	71,129	(37,831)	(68,895)
Net cash provided by operating activities	$1,121,625	$687,277	$352,297
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(79,933)	(69,388)	(635,763)
Capital expenditures	(148,855)	(192,941)	(263,352)
Proceeds from sales of property and equipment	66,038	84,110	81,470
Payments for other investments	(801)	(1,899)	(3,981)
Proceeds from other investments	1,503	425	400
Other investing activities, net	4,558	1,632	43
Net cash used in investing activities	$(157,490)	$(178,061)	$(821,183)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	4,099,102	4,378,200	4,065,000
Repayments of credit facilities and term loans	(5,252,750)	(4,509,950)	(3,241,128)
Proceeds from issuance of 5.900% senior notes	549,758	—	—
Repayments of 6.625% senior notes	(224,046)	—	—
Payments of finance lease obligations	(153,957)	(167,615)	(181,481)
Repurchases of common stock	—	—	(81,291)
Payments of acquisition-related contingent consideration	(24,593)	(21,638)	(35,149)
Payments for acquisition-related contingent assets	(12,351)	—	(17,636)
Payments to non-controlling interests, including acquisition of interests and distributions	(32,943)	(14,478)	(728)
Payments for stock-based awards	(2,946)	(10,330)	(4,098)
Other financing activities, net	(35,508)	(5,187)	(22,592)
Net cash (used in) provided by financing activities	$(1,090,234)	$(350,998)	$480,897
Effect of currency translation on cash	(3,559)	751	(2,155)
Net (decrease) increase in cash and cash equivalents	(129,658)	158,969	9,856
Cash and cash equivalents - beginning of period	529,561	370,592	360,736
Cash and cash equivalents - end of period	$399,903	$529,561	$370,592

Supplemental cash flow information:
Interest paid	$195,338	$237,645	$106,484
Income taxes paid, net of refunds	$43,953	$9,608	$8,603
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$151,009	$147,736	$232,249
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec,” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power delivery infrastructure, including transmission, distribution, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other. During the fourth quarter of 2024, the Company renamed its Oil and Gas segment as the Pipeline Infrastructure segment to better represent the nature of the segment’s operations, end markets and customer characteristics. There was no change to the composition of the segment or its historical results.
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
Translation of Foreign Currencies
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates and revenue and expenses are translated at average rates of exchange during the applicable period, with resulting translation gains or losses included within other comprehensive income or loss. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates. Gains or losses from remeasurement are included in other income or expense, net. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income or expense, net.
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
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to goodwill and intangible assets, long-lived and other assets, equity investments, financial instruments, acquisition-related liabilities, including contingent consideration, other liabilities and debt obligations; useful lives of long-lived assets; self-insurance liabilities; allowances for credit losses; certain other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.
General Economic, Market and Regulatory Conditions
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from economic, market, and regulatory conditions, including the current elevated levels of interest rates; inflationary effects on the costs of labor, materials and fuel; supply chain disruptions; uncertainty related to the implementation and pace of spending under governmental programs and initiatives related to infrastructure and other industrial investment, delays and uncertainty related to project permitting and/or other regulatory matters or uncertainty; climate, environmental and sustainability-related matters; changes in technology, tax and other incentives; potential market volatility that could negatively affect demand for future projects, and/or delay existing project timing or cause increased project costs; and public health matters. Additionally, the effects of heightened geopolitical tensions and conflicts, including the Russia-Ukraine conflicts and escalated tensions in the Middle East, among others, could potentially increase volatility and uncertainty in the energy and capital markets, which could delay projects and/or negatively affect demand for future projects. The extent to which these conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
Significant Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.
Revenue Recognition
The Company recognizes revenue from contracts with customers when, or as, control of promised services and goods is transferred to customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the services and goods transferred. The Company primarily recognizes revenue over time utilizing the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied for the related contracts. For the years ended December 31, 2024, 2023 and 2022, consolidated revenue totaled approximately $12.3 billion, $12.0 billion and $9.8 billion, respectively.
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 41%, 40% and 51% of consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Revenue from contracts for specific projects, as well as for certain projects pursuant to master and other service agreements, is typically recognized over time using the cost-to-cost measure of progress, which is an input method. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% of consolidated revenue for both the years ended December 31, 2024 and 2023, and totaled approximately 4% for the year ended December 31, 2022.
Contract costs include all direct materials, labor, equipment and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Cost estimation processes used for recognizing revenue over time under the cost-to-cost method require management to make significant assumptions and judgments. Total transaction price and cost estimation processes are based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated based on management’s experience and judgment. In each of the years ended December 31, 2024, 2023 and 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2023, 2022 and 2021. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for both the years ended December 31, 2024 and 2022 positively affected revenue by approximately 0.1%, and for the year ended December 31, 2023, positively affected revenue by approximately 0.2%.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such capitalized costs, which are amortized over the life of the respective projects, were not material as of December 31, 2024 or 2023.
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
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple services. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation. The majority of the Company’s performance obligations are completed within one year.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of December 31, 2024, the amount of the Company’s remaining performance obligations was $10.0 billion. Based on current expectations, the Company anticipates it will recognize approximately $6.4 billion, or 63.4%, of its remaining performance obligations as revenue during 2025, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
Variable Consideration. Transaction prices for the Company’s contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that it believes best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on discussions, correspondence or preliminary negotiations and past practices with the customer, engineering studies and legal advice and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue, typically on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in the Company’s favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of December 31, 2024 and 2023, the Company’s contract transaction prices included approximately $139 million and $194 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both December 31, 2024 and 2023, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for its financial instruments, which are primarily composed of accounts receivable and contract assets. The measurement and recognition of credit losses involves the use of judgment and incorporates management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions and reasonable and supportable forecasts. Management’s assessment of expected credit losses includes consideration of current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition; the aging of account balances; historical credit loss experience; customer concentrations; customer credit-worthiness; availability of mechanics’ and other liens; and the existence of payment bonds and other sources of payment, among other factors. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that a specific receivable will not be collected and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.
Estimates of expected credit losses could be affected by many factors, including, but not limited to: changes in credit loss experience, changes to the risk characteristics of the Company’s financial instrument portfolio, developing trends, including changes in management’s expectations of future economic, industry or other conditions and/or changes in credit quality or unanticipated financial difficulties affecting the Company’s customers. In addition, if anticipated recoveries in existing negotiations or bankruptcies fail to materialize, additional allowances may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by MasTec. Management actively monitors these factors and assesses the sufficiency of its allowance for credit losses on an ongoing basis, including the potential effects of trends in end-market volatility and/or other macroeconomic factors on the credit quality of the Company’s customers and/or its financial assets, such as the current market environment of elevated interest rates and inflation.
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
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents. The balances in certain of the Company’s bank accounts exceed federally insured limits. Cash and cash equivalents consist primarily of interest-bearing demand deposits that are maintained at financial institutions that management considers to be of high credit quality. Included in the Company’s cash balances as of December 31, 2024 and 2023 are amounts held by entities that are proportionately consolidated totaling $46.7 million and $38.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
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
Investment and Strategic Arrangements
From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, service offerings, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company’s investment and strategic arrangements include equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements.
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then that VIE would be consolidated, with the other parties’ interests in the VIE accounted for as non-controlling interests. The primary beneficiary consolidating a VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that certain of its investment arrangements are VIEs. See Note 4 - Fair Value of Financial Instruments for additional information pertaining to the Company’s VIEs.
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
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” The Company evaluates such investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Fair value measurements for the Company’s equity investments, which are recognized in other income or expense, as appropriate, were based on Level 3 inputs for the years ended December 31, 2024 and 2023.
For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments.

Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s senior unsecured credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. Deferred financing costs, net of accumulated amortization, totaled $14.6 million and $13.5 million as of December 31, 2024 and 2023, respectively. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $4.6 million, $4.1 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and 2022, the Company deferred $6.1 million and $2.8 million, respectively, of financing costs in connection with its debt instruments, and no financing costs were deferred for the year ended December 31, 2023. For further information pertaining to the Company’s debt instruments, see Note 7 - Debt.
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
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions, which are Level 3 inputs. During the three years in the period ended December 31, 2024, there were no material impairments of long-lived assets.
During the third quarter of 2024, based on the Company’s experience with the duration over which certain machinery and equipment is expected to be utilized, the Company completed a review of the estimated useful lives of certain machinery and equipment, which resulted in a net increase in the estimated useful lives of such machinery and equipment. The resulting change in accounting estimate was applied on a prospective basis. For the year ended December 31, 2024, the effect of this change was a net reduction in depreciation expense of approximately $34 million.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, monitors these assets for potential indicators of impairment. During the fourth quarter of 2024, the Company changed the estimated life of its remaining non-amortizing trade name from indefinite to finite-lived and began amortizing it over its remaining useful life of 12 years. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. See below for details of the Company’s impairment testing for the years ended December 31, 2024, 2023 and 2022.
Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager that regularly reviews the component’s operating results. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test. All of the Company’s reporting units are each composed of one component.
During each of the three years in the period ended December 31, 2024, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic trends and events, including: levels of inflation, market interest rates and/or supply chain disruptions; industry and/or market conditions, including the potential effects of regulatory and other uncertainty, including uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives; project permitting uncertainty; financial, competitive and other conditions, including declines in the operating performance of our reporting units; entity-specific events; the potential effects of longer-term changes in consumer behavior due to regulatory, climate-related or other factors, and other relevant factors or events that could affect earnings and cash flows.
Quantitative testing was performed for selected reporting units during each of the three years in the period ended December 31, 2024. Management estimated the fair values of the selected reporting units using a combination of market and income approaches using Level 3 inputs.

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
2024 Assessment. During the first quarter of 2024, the reporting units within the Power Delivery operating segment were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of the segment, including from the effects of the Company’s recent transformative acquisition efforts. Under the new reporting unit structure, each of the five components within the Power Delivery operating segment is a reporting unit. Management performed testing under the previous reporting unit structure and determined that no goodwill impairment existed, and under the new reporting unit structure the estimated fair values of all but one of the reporting units substantially exceeded their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values. As of March 31, 2024, the reporting unit that did not substantially exceed its carrying value had approximately $47.1 million of goodwill. This reporting unit’s estimated fair value exceeded its carrying value by approximately 16%. Significant assumptions used in testing this reporting unit included terminal values based on a terminal growth rate of 3%, 5 years of discounted cash flows prior to the terminal value, including revenue growth and EBITDA margin assumptions, and a weighted average discount rate of 12%.
During the fourth quarter of 2024, the Company completed its annual goodwill impairment test for all of its reporting units. Quantitative testing was performed for (i) two reporting units within the Communications operating segment; (ii) one reporting unit within the Clean Energy and Infrastructure operating segment; and (iii) one reporting unit within the Pipeline Infrastructure operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, including, as described above, the potential future effects of macroeconomic trends and events, industry, market and regulatory factors, climate-related or other factors, rates of success on new project awards and levels of operating activity.
In 2024, significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.0%, five to seven years of discounted cash flows prior to the terminal value, including revenue growth and EBITDA margin assumptions, and discount rates ranging from 9.5% to 11.0%.
Based on the results of the quantitative assessments, the estimated fair values of all of the tested reporting units were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values.
2023 and 2022 Assessments. The Company completed its annual goodwill impairment test for all of its reporting units during both of the years ended December 31, 2023 and 2022. In 2023, quantitative testing was performed for (i) three reporting units within the Clean Energy and Infrastructure segment; (ii) one reporting unit in the Power Delivery operating segment; and (iii) one reporting unit within the Pipeline Infrastructure operating segment. In 2022, quantitative testing was performed for (i) one reporting unit within the Clean Energy and Infrastructure segment; (ii) one reporting unit in the Power Delivery operating segment; and (iii) four reporting units within the Pipeline Infrastructure operating segment. The Company determined there was no impairment as a result of its annual goodwill impairment test for all of its reporting units for both of the years ended December 31, 2023 and 2022.
As of December 31, 2024 and 2023, management believes that the recorded balances of goodwill and intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s analyses, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, interest rates or other regulatory or market disruptions, including from geopolitical events and/or changes in asset characteristics, could result in non-cash goodwill and/or intangible asset impairment charges in future periods.
Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to approximate fair value. Goodwill is the amount by which consideration paid for an acquired entity exceeds the fair value of its acquired net assets. A bargain purchase gain results when the fair value of an acquired entity’s net assets exceeds its purchase price, and is recorded within other income in the consolidated statements of operations. Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations. For both the years ended December 31, 2024 and 2023, the Company incurred approximately $3 million of acquisition costs associated with its completed acquisitions, and for the year ended December 31, 2022, the Company incurred approximately $17 million of such costs.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other changes to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of acquisition, are reflected as income or expense in the consolidated statement of operations, as appropriate.
Consideration paid generally consists of cash and, from time to time, shares of our common stock, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” Additionally, a prior year acquisition included a mandatorily redeemable non-controlling interest that was subject to a repurchase formula consistent with the Company’s traditional earn-out arrangements. In 2023, the Company acquired the remaining interests of this entity. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.”
Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations. For the mandatorily redeemable non-controlling interest, such changes were recorded within interest expense or other income, as appropriate. Fair values of Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, which are Level 3 inputs. Earn-out liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statements of cash flows. Earn-out payments in excess of acquisition date liabilities are classified within operating activities in the consolidated statement of cash flows.
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
As of December 31, 2024, the Company’s leases have remaining lease terms of up to 14 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
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
Finance Leases
Finance lease assets are recorded within property and equipment, with a corresponding amount recorded within the Company’s debt obligations. Finance lease expense is composed of depreciation expense on the leased asset and interest on the lease liability. Additions to finance leases are included within the supplemental disclosures of non-cash information in the consolidated statements of cash flows. Many of the Company’s finance leases contain a purchase option which the Company is reasonably certain to exercise at the end of the lease term, given that the purchase option prices are typically below the estimated fair market values of the related assets.
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
The present value of the Company’s self-insurance liability is reflected in the consolidated balance sheets within current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. These insurance liabilities are, however, difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury or an incident, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts, historical trends and claims experience, loss development patterns and other actuarial assumptions. Although management believes its accruals are adequate, a change in experience or actuarial or management assumptions could materially affect the Company’s results of operations in a particular period.
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
Stock-Based Compensation
The Company has certain stock-based compensation plans, under which restricted stock awards and restricted stock units (together, “restricted shares”) are available for issuance to eligible participants. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values. Forfeitures are recorded as they occur. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. The tax effects of differences between the fair value of a share-based award on the date of vesting and the date of grant, also referred to as excess tax benefits or tax deficiencies, are recognized within the provision for income taxes in the period such vesting occurs.
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight-line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of three years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. Some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of vesting, are recorded as a reduction to additional paid-in capital, and related payments to taxing authorities are reflected within financing activities in the consolidated statements of cash flows. For the years ended December 31, 2024, 2023 and 2022, shares withheld in connection with stock-based compensation arrangements totaled 33,451, 118,636 and 49,418, respectively, and related payments to taxing authorities totaled $2.9 million, $10.3 million and $4.1 million, respectively.
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
Accounting Pronouncements Adopted in 2024
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) in the first quarter of 2024. ASU 2023-01 clarifies the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The provisions of this ASU that apply to public companies include a requirement for entities to amortize leasehold improvements associated with common control leases over the useful life of the common control group. The adoption of ASU 2023-01 did not have a material effect on the Company’s consolidated financial statements.
The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) retrospectively as of and for the year ended December 31, 2024. ASU 2023-07, which was issued to enhance segment reporting disclosures, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Under ASU 2023-07, the disclosures that are currently required on an annual basis under Topic 280, Segment Reporting, pertaining to reportable segment profit or loss and assets will also be required for interim periods. The Company has determined that the effects of adopting this ASU only impacted its disclosures and the adoption of ASU 2023-07 did not have a material effect on its consolidated financial statements or results of its operations. See Note 13 - Segments and Related Information for additional information.
Accounting Pronouncements to be Adopted in 2025
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) to clarify existing guidance and reduce diversity in practice in the accounting for joint ventures. ASU 2023-05 addresses the accounting for contributions made to a joint venture upon formation in a joint venture’s separate financial statements. The provisions of this ASU require that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The amendments in this ASU are not applicable to the formation of proportionately consolidated joint ventures. ASU 2023-05 is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The Company does not expect that this ASU will have a material effect on the Company’s consolidated financial statements.
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
Other Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to enhance the transparency and clarity of the components of specific expense categories in the income statement. ASU 2024-03 requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: Clarifying the Effective Date to clarify that all public business entities are required to adopt the guidance in annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03, and its related clarifying ASU, should be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its disclosures.
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

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to MasTec:
Net income (loss) - basic (a)	$162,788	$(49,949)	$33,354
Fair value gain related to contingent payments (b)	$—	$—	$1,682
Net income (loss) - diluted (a)	$162,788	$(49,949)	$31,672
Weighted average shares outstanding:
Weighted average shares outstanding - basic (c)	78,049	77,535	74,917
Dilutive common stock equivalents (d)(e)	831	—	1,268
Weighted average shares outstanding - diluted	78,880	77,535	76,185
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
(c)    For the years ended December 31, 2024, 2023 and 2022, basic shares include approximately 78,000, 88,000 and 127,000 weighted average shares, respectively, related to additional contingent payments.
(d)    For the years ended December 31, 2024, 2023 and 2022, anti-dilutive common stock equivalents totaled approximately 16,000, 1,100,000 and 255,000, respectively, which, for the year ended December 31, 2022, included approximately 29,200 warrants associated with the Infrastructure and Energy Alternatives, Inc. (“IEA”) acquisition.
(e)    For the year ended December 31, 2022, weighted average common stock equivalents related to additional contingent payments to the former owners of an acquired business totaled approximately 105,000, whereas for the years ended December 31, 2024 and 2023, there were no such weighted average common stock equivalents.
Share repurchases. There were no share repurchases under the Company’s share repurchase program for the years ended December 31, 2024 or December 31, 2023. For the year ended December 31, 2022, the Company repurchased approximately 1,124,000 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding for the related period was a reduction of approximately 731,000 shares. See Note 11 - Equity for details of the Company’s share repurchase transactions.
Shares issued for acquisitions. The Company has issued shares of its common stock in connection with certain acquisitions. In the fourth quarter of 2024 and second quarter of 2022, the Company issued approximately 93,000 shares and 133,000 shares, respectively, in connection with the acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”). In 2022, the Company issued approximately 2,758,000 shares in connection with the acquisition of IEA, for which the effect in 2022 was an increase of approximately 637,000 weighted average shares. In 2023, the Company issued an additional 4,000 shares of its common stock in connection with this acquisition. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.

Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total Goodwill
Goodwill, gross, as of December 31, 2022	$606.1	$703.3	$270.1	$582.2	$2,161.7
Accumulated impairment loss (a)	—	—	—	(116.7)	(116.7)
Goodwill, net, as of December 31, 2022	$606.1	$703.3	$270.1	$465.5	$2,045.0
Additions from new business combinations	41.4	—	—	—	41.4
Measurement period adjustments (b)	(0.6)	38.7	0.7	0.8	39.6
Currency translation adjustments	—	—	—	0.4	0.4
Goodwill, net, as of December 31, 2023	$646.9	$742.0	$270.8	$466.7	$2,126.4
Additions from new business combinations	—	0.3	23.5	53.4	77.2
Measurement period adjustments	0.7	—	—	—	0.7
Currency translation adjustments	—	—	—	(1.2)	(1.2)
Goodwill, net, as of December 31, 2024	$647.6	$742.3	$294.3	$518.9	$2,203.1
Accumulated impairment loss (a)	—	—	—	(110.3)	(110.3)
Goodwill, gross, as of December 31, 2024	$647.6	$742.3	$294.3	$629.2	$2,313.4
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
The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2022	$1,089.4	$228.9	$86.6	$1,404.9
Accumulated amortization	(388.8)	(28.9)	(40.9)	(458.6)
Other intangible assets, net, as of December 31, 2022	$700.6	$200.0	$45.7	$946.3
Additions from new business combinations	6.7	0.1	—	6.8
Currency translation adjustments	—	—	0.4	0.4
Amortization expense	(140.0)	(20.9)	(8.3)	(169.2)
Other intangible assets, net, as of December 31, 2023	$567.3	$179.2	$37.8	$784.3
Additions from new business combinations	81.0	3.2	—	84.2
Currency translation adjustments	—	—	(1.2)	(1.2)
Amortization expense	(114.1)	(19.4)	(6.4)	(139.9)
Other intangible assets, net, as of December 31, 2024	$534.2	$163.0	$30.2	$727.4
Remaining weighted average amortization, in years	12	12	8	12
(a)    Includes approximately $34.5 million of a non-amortizing trade name as of both December 31, 2023 and 2022. In connection with its fourth quarter 2024 assessment of goodwill and indefinite-lived intangible assets, management reassessed the indefinite-life classification of its $34.5 million non-amortizing trade name intangible asset. Management determined that, based on changes in the asset’s characteristics, a finite-life classification for this asset was more appropriate. As a result, the Company changed the classification of this intangible asset from indefinite-lived to finite-lived and began amortizing it in the fourth quarter of 2024, at which time its estimated remaining useful life was approximately 12 years.
(b)    Consists principally of pre-qualifications and non-compete agreements.

Expected future amortization expense as of December 31, 2024 is summarized in the following table (in millions):

Amortization Expense
2025	$130.4
2026	107.5
2027	96.3
2028	80.8
2029	68.4
Thereafter	244.0
Total	$727.4
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence and customer base, broaden its geographic reach and expand its service offerings. Acquisitions are funded with cash on hand, borrowings under the Company’s senior unsecured credit facility and other debt financing and, for certain acquisitions, with shares of the Company’s common stock, and are generally subject to customary purchase price adjustments. The goodwill balances for each of the respective acquisitions represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec, as well as the acquired company’s industry-specific project management expertise.
2024 Acquisitions. During 2024, MasTec completed three acquisitions, which included all of the equity interests of a construction company focused on underground utility infrastructure for industrial and municipal projects, with expertise in data center utility systems, which acquisition is included within the Company’s Power Delivery segment, and was effective in July; the acquisition of certain operations of a heavy civil contractor specializing in transportation projects, which acquisition is included within the Company’s Clean Energy and Infrastructure segment and was effective in October; and effective in December, the acquisition of the equity interests of a company focused on pipeline infrastructure and heavy civil projects, which acquisition is included within the Company’s Pipeline Infrastructure segment. The Company expects these acquisitions will increase its service offerings and further advance its ability to meet increasing demand for data center infrastructure, in addition to expanding its heavy civil and pipeline infrastructure operations.
The aggregate purchase price of the Company’s 2024 acquisitions was composed of approximately $83 million in cash, net of cash acquired, and a five year earn-out liability valued at approximately $56 million with respect to one of such acquisitions. In connection with the acquisition within the Company’s Pipeline Infrastructure segment, MasTec acquired 60% of the equity interest of the company in exchange for consideration transferred of cash and a 40% equity interest in a MasTec Canadian subsidiary. Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC Topic 805, Business Combinations (“ASC 805”), was preliminary as of December 31, 2024; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date. As of December 31, 2024, the remaining potential undiscounted earn-out liabilities for the 2024 acquisitions was estimated to be up to $73 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $56 million of the goodwill balance related to the 2024 acquisitions is expected to be tax deductible as of December 31, 2024.
2023 Acquisitions. During 2023, MasTec completed four acquisitions, including the acquisition of certain assets of a telecommunications company specializing in wireless services, which acquisition was included within the Company’s Communications segment, and was effective in January; and, effective in July, the acquisition of the equity interests of a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area, which acquisition was included within the Company’s Communications segment. Determination of the estimated fair values of the net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, was complete as of December 31, 2024. Additionally, effective in May 2023, MasTec acquired certain of the equity interests of two equipment companies which were accounted for as asset acquisitions under ASC 805 and were included within the Company’s Pipeline Infrastructure segment. In the fourth quarter of 2023, the Company sold certain of the equity interests of these equipment companies to members of subsidiary management. See Note 15 - Related Party Transactions. Based on an evaluation of the respective entities’ operating agreements, the Company determined that these entities are not VIEs; however, given that the Company has voting control with respect to the entities, the Company has consolidated these entities within the Company’s results of operations, with the other parties’ interests accounted for as non-controlling interests.
The aggregate purchase price of the Company’s 2023 acquisitions was composed of $70 million in cash, net of cash acquired, and an earn-out liability valued at $1 million. As of December 31, 2024, the remaining potential undiscounted earn-out liabilities for the 2023 acquisitions was estimated to be up to $1 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $42 million of the goodwill balance related to the 2023 acquisitions is expected to be tax deductible as of December 31, 2024.
2022 Acquisitions. During 2022, MasTec completed five acquisitions, which included all of the equity interests of the following: (i) within the Company’s Clean Energy and Infrastructure segment: IEA, a leading utility-scale infrastructure solutions provider in North America, with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services, which acquisition was effective in

October; and a company specializing in the production of concrete and aggregate products, which acquisition was effective in August; (ii) within the Company’s Pipeline Infrastructure segment: an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work, which acquisition was effective in January; (iii) within the Company’s Communications segment: a telecommunications company specializing in wireline services, which acquisition was effective as of the end of May; and (iv) within the Company’s Power Delivery segment: a company specializing in the construction of overhead high voltage transmission lines, which acquisition was effective in July.
The following table summarizes, as of December 31, 2023, the fair values of the consideration paid and net assets acquired, as adjusted, for the Company’s 2022 acquisitions (in millions):

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
Consideration transferred for IEA in the table above includes approximately 2.7 million shares of MasTec common stock, valued at approximately $174 million based on the market price of MasTec common stock on the date of closing. Total cash paid for acquisitions, net, includes approximately $44 million of cash acquired. Long-term debt in the table above includes $300 million aggregate principal balance of 6.625% senior unsecured notes that were assumed in connection with the acquisition. Consideration transferred also includes the value of certain warrants that were originally issued by IEA, which entitled holders to receive an amount in cash and shares of MasTec common stock upon their exercise. In 2022, the Company issued 107,187 shares of MasTec common stock with a fair value of approximately $8.1 million, based on the market price of MasTec common stock on the date of exercise, and approximately $1.7 million of cash payments in connection with exercises of the IEA warrants. In 2023, such issuances were immaterial and all remaining IEA warrants expired unexercised on March 26, 2023. The Company recorded fair value gains of approximately $2.6 million in connection with the IEA warrants for the year ended December 31, 2023, primarily related to the expired warrants, and for the year ended December 31, 2022, the Company recorded fair value losses of approximately $2.7 million related to the warrants resulting from changes in their fair value. Fair value gains and losses are reflected in other income or expense, as appropriate.
Contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ EBITDA in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2022 acquisitions are payable annually and have five-year terms, as set forth in the respective purchase agreements, and were valued at approximately $3 million in the aggregate. As of December 31, 2024, the remaining potential undiscounted earn-out liabilities for the 2022 acquisitions was estimated to be up to $1 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Current liabilities reflected in the table above also include operating lease liabilities and contingent liabilities for insurance, legal and other matters. Approximately $48 million of the goodwill balance related to the 2022 acquisitions is expected to be tax deductible as of December 31, 2024.

HMG Additional Payments. The 2021 HMG purchase agreement provides for certain additional payments to be made to the sellers if certain receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected as unrealized gains or losses within other income or expense, as appropriate. As of December 31, 2024 and 2023, the estimated fair value of remaining Additional Payments totaled approximately $14 million and $34 million, respectively, which amounts are included within other current liabilities in the consolidated balance sheet. In November 2024 and May 2022, the Company made Additional Payments of approximately $26 million and $29 million, respectively, which were composed of cash payments of approximately $12 million and $18 million, respectively, and are reflected within financing activities in the consolidated statement of cash flows, and MasTec common stock totaling approximately 93,000 and 133,000 shares, respectively. For the year ended December 31, 2024, fair value adjustments related to the contingent shares totaled losses of approximately $5.5 million and for the years ended December 31, 2023 and 2022, fair value adjustments related to the contingent shares totaled gains of approximately $1.3 million and $2.2 million, respectively. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability totaled approximately 50,000 and 160,000 shares as of December 31, 2024 and 2023, respectively. See Note 2 - Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
Pro forma results. The Company’s unaudited pro forma financial results include the results of operations of acquired companies as if those companies had been consolidated as of the beginning of the year prior to their acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future.
The following table provides unaudited supplemental pro forma results for the periods indicated (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Revenue	$12,453.1	$12,162.5	$11,617.7
Net income (loss)	202.5	(48.4)	7.4
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
Acquisition-related results. The Company defines “acquisition” results as results from acquired businesses for the first twelve months following the dates of the respective acquisitions. For the years ended December 31, 2024, 2023 and 2022, the Company’s consolidated results of operations included acquisition-related revenue of approximately $42.8 million, $1,546.3 million and $2,990.1 million, respectively. Acquisition-related revenue for the year ended December 31, 2023 included approximately $1,374.6 million for IEA, and for the year ended December 31, 2022, such revenue included approximately $567.2 million for IEA and $1,902.4 million for HMG and INTREN, LLC in the aggregate. For the years ended December 31, 2024 and 2022, acquisition-related net income totaled approximately $0.1 million and $53.9 million, respectively, and for the year ended December 31, 2023, the Company’s consolidated results of operations included acquisition-related net losses of approximately $40.0 million, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Revenue and net income from the Company’s 2024 acquisitions included within the Company’s consolidated results of operations for the year ended December 31, 2024 totaled $37.0 million and $2.3 million, respectively.
Acquisition and integration costs. In 2021, the Company initiated a significant transformation of its end-market business operations to position the Company for expected future growth opportunities. This transformation included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity resulted in significant acquisition and integration costs in prior periods. These acquisition and integration activities were completed in the fourth quarter of 2023. For the year ended December 31, 2023, such acquisition and integration costs totaled approximately $71.9 million, of which $64.1 million was included within general and administrative expenses, and of which $7.8 million was included within costs of revenue, excluding depreciation and amortization. Acquisition and integration costs for the year ended December 31, 2022 totaled approximately $86.0 million, of which $52.0 million was included within general and administrative expenses, and of which $29.3 million and $4.7 million were included within costs of revenue, excluding depreciation and amortization, and other expense, respectively. As of December 31, 2023, approximately $0.3 million was included within current liabilities within the consolidated balance sheets related to such costs.

Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. As of December 31, 2024 and 2023, the estimated fair value of the Company’s Earn-out liabilities totaled $112.7 million and $77.4 million, respectively. Earn-out liabilities included within other current liabilities totaled approximately $70.0 million and $29.8 million as of December 31, 2024 and 2023, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of December 31, 2024, ranged from 14.0% to 14.5%, with a weighted average rate of 14.2% based on the relative fair value of the respective Earn-out liabilities, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of December 31, 2024, the range of potential undiscounted Earn-out liabilities was estimated to be between $21 million and $138 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For the years ended December 31, 2024, 2023 and 2022, additions from new business combinations totaled approximately $56.1 million, $1.4 million and $2.8 million, respectively. There were no measurement period adjustments in either of the years ended December 31, 2024 or 2023, and for the year ended December 31, 2022, measurement period adjustments totaled an increase, net, of approximately $3.3 million and related to a net increase in the Company’s Pipeline Infrastructure segment, partially offset by a decrease in its Communications segment. For the year ended December 31, 2024, fair value adjustments totaled an increase, net, of approximately $5.2 million and related to increases within the Company’s Clean Energy and Infrastructure, Power Delivery and Pipeline Infrastructure segments, which were partially offset by decreases related to acquisitions within the Company’s Communications segment. Fair value adjustments totaled a decrease, net, of approximately $12.6 million for the year ended December 31, 2023, and related to a net decrease in the Company’s Communications segment, partially offset by net increases, primarily within the Company’s Clean Energy and Infrastructure and Power Delivery segments. The decrease in the Communications segment for the year ended December 31, 2023 included a reduction of approximately $12.3 million related to mandatorily redeemable non-controlling interests. In 2023, the Company acquired the remaining interests of an entity with which it had a mandatorily redeemable non-controlling interest arrangement. For the year ended December 31, 2022, fair value adjustments totaled a decrease, net, of approximately $1.2 million and related primarily to the Company’s Communications segment. For the years ended December 31, 2024, 2023 and 2022, Earn-out payments totaled approximately $26.1 million, $38.8 million and $37.8 million, respectively, including approximately $1.7 million related to mandatorily redeemable non-controlling interests during 2023.
Equity Investments
The Company’s equity investments as of December 31, 2024 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of December 31, 2024 and 2023, the aggregate carrying value of the Company’s equity investments totaled approximately $330 million and $319 million, respectively. As of both December 31, 2024 and 2023, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $18 million. Except for one investment for which the Company recorded an impairment loss totaling approximately $3 million in the third quarter of 2023, there were no impairments related to these investments in any of the years ended December 31, 2024, 2023 or 2022.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $30.8 million, $30.3 million and $30.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled approximately $18.0 million, $15.4 million and $14.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $138.3 million as of December 31, 2024. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $287 million and $274 million as of December 31, 2024 and 2023, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the years ended December 31, 2024 and 2022, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $0.5 million and $41.0 million, respectively, or $0.3 million and $30.9 million, net of tax, respectively, and for the year ended December 31, 2023, such activity totaled losses of approximately $5.0 million, or $3.7 million, net of tax.
Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. As of December 31, 2024 and 2023, the Company had an investment of approximately $17 million and $18 million, respectively, in FM Tech, which provides for additional funding upon the resolution of certain contingencies, which could range up to $7 million as of December 31, 2024. The fair value of the remaining contingent payments for FM Tech, which are included within other current liabilities, was estimated to be $3 million as of both December 31, 2024 and 2023. For the years ended December 31, 2024, 2023 and 2022, the Company made equity contributions of approximately $0.4 million, $0.2 million and $1.3 million, respectively, to these other entities. For the year ended December 31, 2024, distributions from these entities totaled approximately $1.9 million, and for both the years ended December 31, 2023 and 2022, there were no distributions from these entities. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $5.4 million, $2.7 million and $14.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, related amounts payable to these entities totaled approximately $0.3 million and $0.1 million, respectively. In addition, the Company has advanced amounts to certain of these entities, which for the years ended December 31, 2024, 2023 and 2022, totaled approximately $0.1 million, $0.7 million and $3.3 million, respectively. As of December 31, 2024 and 2023, receivables related to these arrangements totaled approximately $4.1 million and $4.0 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are VIEs. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies for additional information. As of December 31, 2024, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in the first quarter of 2024. As of December 31, 2024 and 2023, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $134.8 million and $1.7 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $132.8 million and $1.6 million as of December 31, 2024 and 2023, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $23 million as of both December 31, 2024 and 2023, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $34 million and $35 million as of December 31, 2024 and 2023, respectively.
Senior Notes
In the first quarter of 2024, management reevaluated its fair value hierarchy determination for its senior notes to better align with the valuation hierarchy of the fair value guidance, which resulted in an update of the Level determination from Level 1 inputs to Level 2 inputs. The update had no effect on the reported fair values of the related senior notes. As of December 31, 2024, the estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs. See Note 7 - Debt for additional information pertaining to the Company’s senior notes.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2024	2023
Contract billings	$1,400.6	$1,385.2
Less allowance	(19.1)	(15.1)
Accounts receivable, net of allowance	$1,381.5	$1,370.1

Retainage	$335.3	$356.4
Unbilled receivables	1,220.5	1,400.0
Contract assets	$1,555.8	$1,756.4
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables, which are included in contract assets, include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement, which is generally from 5% to 10% of contract billings. Retainage is not considered to be a significant financing component because the intent is to protect the customer. Unbilled receivables and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable balances expected to be collected beyond one year are recorded within other long-term assets. As of December 31, 2024, 2023 and 2022, contract assets totaled approximately $1,555.8 million, $1,756.4 million and $1,729.9 million, respectively.
For the years ended December 31, 2024 and 2023, provisions for credit losses, including certain project-specific reserves, totaled approximately $4.8 million and $9.5 million, respectively, and amounts charged against the allowance, including direct write-offs, totaled approximately $0.8 million and $2.8 million, respectively. Impairment losses on contract assets were not material in any of the years ended December 31, 2024, 2023 or 2022.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $735.6 million, $481.0 million and $406.2 million as of December 31, 2024, 2023 and 2022, respectively, of which deferred revenue comprised approximately $725.1 million, $475.2 million and $390.3 million, respectively. The increase in contract liabilities as of December 31, 2024 was driven primarily by ordinary course project activity, primarily in connection with new project starts within the Company’s Clean Energy and Infrastructure segment. For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of approximately $416.8 million, $363.3 million and $270.7 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2023, 2022 and 2021, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the years ended December 31, 2024 and 2023, the Company sold approximately $442 million and $131 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of December 31, 2024 and 2023, outstanding sold receivables related thereto totaled approximately $84 million and $64 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $20.7 million, $12.9 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	December 31,
	2024	2023	Estimated Useful Lives (in years)
Land	$67.4	$68.5
Buildings and leasehold improvements	100.5	90.7	3	-	40
Machinery, equipment and vehicles	3,022.4	3,013.9	2	-	20
Office equipment, furniture and internal-use software	349.2	330.2	3	-	7
Construction in progress	32.5	56.0
Total property and equipment	$3,572.0	$3,559.3
Less accumulated depreciation and amortization	(2,023.1)	(1,907.8)
Property and equipment, net	$1,548.9	$1,651.5
As of December 31, 2024 and 2023, the gross amount of capitalized internal-use software totaled $228.2 million and $212.7 million, respectively, and, net of accumulated amortization, totaled $51.1 million and $49.8 million, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $7.0 million and $4.4 million as of December 31, 2024 and 2023, respectively.

Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2024	2023
Senior credit facility:	November 1, 2026
Revolving loans		$43.1	$773.0
Term loan		332.5	341.3
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	—
6.625% Senior Notes	August 15, 2029	71.6	284.2
Five-Year Term Loan Facility	October 7, 2027	285.0	300.0
Three-Year Term Loan Facility	October 7, 2025	—	400.0
Finance lease and other obligations		356.5	380.3
Total debt obligations		$2,238.7	$3,078.8
Less unamortized deferred financing costs		(14.6)	(13.5)
Total debt, net of deferred financing costs		$2,224.1	$3,065.3
Current portion of long-term debt		186.1	177.2
Long-term debt		$2,038.0	$2,888.1
Senior Credit Facility
The Company maintains a $2.25 billion senior unsecured credit facility (the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350.0 million (the “Term Loan”). Borrowings under the Credit Facility will be used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases. The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of both December 31, 2024 and 2023, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
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
Outstanding revolving loans and the Term Loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee ranging from 1.125% to 1.625%, and performance standby letters of credit issued under the Credit Facility are subject to a letter of credit fee ranging from 0.3125% to 0.6875%. The Company must also pay a commitment fee to the lenders ranging from 0.150% to 0.225% on any unused availability under the Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter. On December 9, 2024, the Company entered into the Second Amendment to its Credit Facility, which among other things, replaced the interest rate benchmark for borrowings denominated in Canadian dollars from the Canadian Dollar Offered Rate (“CDOR”) to a rate based on the Canadian Overnight Repo Rate Average (“CORRA”).
Revolving loans accrued interest at weighted average rates of approximately 4.97% and 7.71% per annum as of December 31, 2024 and 2023, respectively. The Term Loan accrued interest at rates of 6.22% and 7.08% as of December 31, 2024 and 2023, respectively. Letters of credit of approximately $64.3 million and $64.9 million were issued as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, letter of credit fees accrued at 0.5625% and 0.6875% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.375% and 1.625% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2024 and 2023, availability for revolving loans totaled $1,792.6 million and $1,062.1 million, respectively, or up to $585.7 million and $585.1 million, respectively, for new letters of credit. As of December 31, 2024, outstanding revolving borrowings denominated in foreign currencies totaled $43.1 million and accrued interest at a weighted average rate of approximately 4.970% per annum, and as of December 31, 2023, there were no outstanding revolving borrowings denominated in foreign currencies. Revolving loan borrowing capacity included $256.9 million and $300.0 million of availability in either Canadian dollars or

Mexican pesos as of December 31, 2024 and 2023, respectively. The unused facility fee as of December 31, 2024 and 2023 accrued at rates of 0.200% and 0.225% per annum, respectively.
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
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. Maximum borrowing capacity under these credit facilities totaled Canadian $20.0 million as of both December 31, 2024 and 2023, or approximately $13.9 million and $15.1 million, respectively. There were no outstanding borrowings under the Company’s other credit facilities as of either December 31, 2024 or 2023. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, if any, are included within other debt obligations in the table above and classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2024 and 2023, letters of credit issued under this facility totaled $17.4 million and $17.2 million, respectively, which accrued fees at 0.75% and 0.90% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
4.500% Senior Notes
The Company has $600 million aggregate principal amount of senior unsecured notes due August 15, 2028, which bear interest at a rate of 4.500% (the “4.500% Senior Notes”), which were issued at par in a private offering. Interest on the 4.500% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. As of December 31, 2024 and 2023, the fair value of the Company’s 4.500% Senior Notes totaled approximately $581.9 million and $565.2 million, respectively.
The Company has the option to redeem all or a portion of the 4.500% Senior Notes at the redemption prices specified in the indenture that governs the 4.500% Senior Notes (the “4.500% Senior Notes Indenture”), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If a change of control, as defined in the 4.500% Senior Notes Indenture, occurs, the Company must make an offer to repurchase all of the 4.500% Senior Notes then outstanding at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The 4.500% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries to create liens and effect mergers, subject to certain exceptions. The 4.500% Senior Notes Indenture provides for customary events of default, subject to customary grace and cure periods. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 30% of the 4.500% Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all of the 4.500% Senior Notes immediately due and payable.
5.900% Senior Notes
On June 10, 2024, the Company completed an offering of $550 million aggregate principal amount of 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”). Interest on the 5.900% Senior Notes is payable semiannually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2024. The 5.900% Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness. The 5.900% Senior Notes are effectively subordinated to all secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all of the obligations of the subsidiaries of the Company, including trade payables. Financing costs incurred in connection with the issuance of the 5.900% Senior Notes totaled approximately $5.9 million, which will be amortized over the term of the 5.900% Senior Notes using the effective interest method. As of December 31, 2024, the fair value of the Company’s 5.900% Senior Notes totaled approximately $558.8 million.
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
As further described below, the Company used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $203.7 million in aggregate principal amount of 6.625% IEA Senior Notes (as defined below). The remaining net proceeds from the 5.900% Senior Notes offering were used, along with available cash, for the repayment of the Company’s $400.0 million Three-Year Term Loan Facility. The Company recorded a pre-tax debt extinguishment loss of approximately $11.3 million in the second quarter of 2024 in connection with these transactions, which is separately presented within the Company’s consolidated statements of operations.
6.625% Senior Notes
The Company has $74.9 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”), with a carrying value of $71.6 million and $70.9 million as of December 31, 2024 and 2023, respectively. Interest on the 6.625% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 6.625% Senior Notes were previously composed of $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”).
Concurrently with the Company’s offering of the 5.900% Senior Notes, IEA Energy Services LLC (“IEA LLC”), a wholly-owned subsidiary of the Company, launched a tender offer and consent solicitation (the “IEA Tender”) for the 6.625% IEA Senior Notes due 2029. The Company used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $203.7 million in aggregate principal amount of 6.625% IEA Senior Notes tendered at a price equal to 100.0% of the principal amount of the 6.625% IEA Senior Notes, plus accrued and unpaid interest to, but excluding, the payment date. In July 2024, subsequent to the IEA Tender, IEA LLC exercised its right under the indenture that governs the 6.625% IEA Senior Notes to redeem the remaining $21.4 million in aggregate principal amount of the 6.625% IEA Senior Notes at a price equal to 95.0% of the principal amount of the 6.625% IEA Senior Notes redeemed, which amount approximated their carrying value, plus accrued and unpaid interest to, but excluding, the redemption date. As of both December 31, 2024 and 2023, the fair value of the Company’s remaining 6.625% Senior Notes approximated their carrying value.
The 6.625% Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables.
The 6.625% Senior Notes Indenture provides for customary events of default, which include, subject, in certain cases, to customary grace and cure periods, among others, nonpayment of principal or interest; breach of other covenants or agreements in the 6.625% Senior Notes Indenture; failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 30% of the 6.625% Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all of the 6.625% Senior Notes immediately due and payable.
If a Change of Control, as defined in the 6.625% Senior Notes Indenture, occurs, the Company must make an offer to repurchase all of the 6.625% Senior Notes, then outstanding at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
Five-Year Term Loan Facility
As of December 31, 2024, the Company had $285.0 million outstanding under an unsecured five-year term loan (the “Five-Year Term Loan”) maturing on October 7, 2027, for which the original principal amount totaled $300.0 million. The Five-Year Term Loan is subject to amortization in quarterly principal installments of approximately $3.75 million, which installments commenced on March 31, 2024 and will increase to $7.5 million on March 31, 2026, until maturity, subject to the application of certain prepayments. The fair value of the Five-Year Term Loan as of both December 31, 2024 and 2023, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
The Five-Year Term Loan bears interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Five-Year Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. The applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the Five-Year Term Loan Facility, as of the then most recent fiscal quarter. As of December 31, 2024 and 2023, the Five-Year Term Loan accrued interest at rates of 6.253% and 6.958%, respectively.
The obligations under the Five-Year Term Loan are unsecured and are not guaranteed by any of the Company or its subsidiaries. The Five-Year Term Loan requires the Company to maintain a Consolidated Leverage Ratio, as defined in the Five-Year Term Loan, of not more than 3.50 as of the end of any fiscal quarter, subject to the Acquisition Adjustment described below. The Five-Year Term Loan also requires the Company to maintain a Consolidated Interest Coverage Ratio, as defined in the Amended Credit Facility, of at least 3.00. The Five-Year Term Loan provides that, for purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness, as defined in the Five-Year Term Loan. Notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the Five-Year Term Loan. Subject to customary exceptions, the Five-Year Term Loan limits the borrowers’ ability to engage in certain activities, including but not limited to acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The Five-Year Term Loan provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts.
Selected Transaction Costs. In connection with the 2022 acquisition of IEA, the Company incurred approximately $2.9 million of fees and expenses for bridge term loan facility commitments, which commitments were subsequently terminated upon the Company having entered into the Five-Year and Three-Year Term Loan Facilities. The Company also incurred approximately $1.9 million of fees and expenses in connection with the 6.625% MasTec Senior Notes. These amounts are primarily reflected within acquisition and integration costs within other expense in the Company’s consolidated statements of operations for the year ended December 31, 2022.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both December 31, 2024 and 2023.
Contractual Maturities of Debt
Contractual maturities of MasTec’s debt, which includes finance lease obligations, as of December 31, 2024 were as follows (in millions):

2025	$186.7
2026	487.3
2027	301.7
2028	631.3
2029	630.1
Thereafter	1.6
Total	$2,238.7
As of December 31, 2024 and 2023, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $20.8 million and $24.1 million, respectively.
Note 8 – Lease Obligations
Finance Leases
The gross amount of assets held under finance leases as of December 31, 2024 and 2023 totaled $713.9 million and $679.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $473.0 million and $473.3 million as of December 31, 2024 and 2023, respectively. Depreciation expense associated with finance leases totaled $81.7 million, $103.0 million and $91.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Operating Leases
Operating lease additions for the years ended December 31, 2024, 2023 and 2022 totaled $166.8 million, $224.6 million and $119.1 million, respectively. Acquisition-related additions totaled $32.4 million for the year ended December 31, 2022.
For the years ended December 31, 2024, 2023 and 2022, rent expense for leases that have terms in excess of one year totaled approximately $195.8 million, $162.1 million and $134.1 million, respectively, of which $17.8 million, $15.8 million and $11.1 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $547.0 million, $608.2 million and $377.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of December 31, 2024 were as follows (in millions):

	Finance Leases	Operating Leases
2025	$148.2	$161.4
2026	89.7	125.2
2027	49.8	74.5
2028	24.0	38.0
2029	6.6	15.1
Thereafter	—	34.5
Total minimum lease payments	$318.3	$448.7
Less amounts representing interest	(20.4)	(41.2)
Total lease obligations, net of interest	$297.9	$407.5
Less current portion	137.6	146.2
Long-term portion of lease obligations, net of interest	$160.3	$261.3
The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the dates indicated:

	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance leases	2.7	2.6
Operating leases	3.7	3.8
Weighted average discount rate:
Finance leases	4.8%	4.7%
Operating leases	5.1%	4.8%
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Amended and Restated Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). In May 2024, MasTec’s shareholders approved amendments to the 2013 Incentive Plan and the 2011 ESPP, which included the authorization to issue an additional 1,200,000 shares under the 2013 Incentive Plan and 1,000,000 shares under the 2011 ESPP. The 2013 Incentive Plan permits a total of approximately 9,741,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 4,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2024, there were approximately 4,416,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled approximately $32.7 million, $33.3 million and $27.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $7.6 million, $17.3 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, including net tax benefits related to the vesting of share-based payment awards totaling approximately $1.5 million, $11.0 million and $0.9 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of December 31, 2024, total unearned compensation related to restricted shares was approximately $37.6 million, which amount is expected to be recognized over a weighted average period of approximately 1.7 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $37.2 million, $98.4 million and $19.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2022	2,049,280	$52.33
Granted	738,935	62.03
Vested	(1,134,687)	32.89
Canceled/forfeited	(147,532)	56.26
Non-vested restricted shares, as of December 31, 2023	1,505,996	$71.35
Granted	268,117	90.90
Vested	(344,304)	88.76
Canceled/forfeited	(298,789)	53.22
Non-vested restricted shares, as of December 31, 2024	1,131,020	$75.48
(a)    Includes 1,000 restricted stock units as of both December 31, 2024 and 2023, and 2,150 restricted stock units as of December 31, 2022.
Employee Stock Purchase Plans. For the years ended December 31, 2024, 2023 and 2022, 95,374 shares, 119,450 shares and 112,341 shares, respectively, were purchased by participants under the Company’s ESPPs for $8.2 million, $8.5 million and $7.4 million, respectively, which shares were delivered with shares reacquired by the Company on the open market. For both the years ended December 31, 2024 and 2023, compensation expense associated with the Company’s ESPPs totaled approximately $1.5 million, and for the year ended December 31, 2022, such compensation expense totaled approximately $1.3 million.
401(k) Plan. MasTec has a 401(k) plan covering all eligible employees, which allows participants to contribute up to 75% of their pre-tax annual compensation to the plan, subject to certain limitations. Company contributions under the plan are based upon a percentage of the employee’s salary, subject to certain limitations as defined by the plan. During the years ended December 31, 2024, 2023 and 2022, matching contributions totaled approximately $35.3 million, $36.1 million and $30.2 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to eligible highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. The Company also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $29.0 million and $26.0 million as of December 31, 2024 and 2023, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $35.4 million and $32.7 million as of December 31, 2024 and 2023, respectively.
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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators, as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,				Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2024	2023	2022	Expiration Date of CBA	2024	As of		2023	As of		FIP/RP Status	Surcharge
National Electrical Benefit Fund	530181657	001	$24.1	$18.3	$17.7	Varies through 6/3/2029	Green	12/31/2023	(a)	Green	12/31/2022	(a)	NA	No
Central Pension Fund of the IUOE & Participating Employers	366052390	001	16.8	19.2	8.1	Varies through 6/30/2027	Green	1/31/2024	(a)	Green	1/31/2023	—	NA	No
IBEW Local 456 Pension Plan	226238995	001	3.9	3.1	3.2	11/29/2025	Green	12/31/2023	(a)	Green	12/31/2022	(a)	NA	No
Pipeline Industry Pension Fund	736146433	001	3.8	6.0	2.3	Varies through 10/31/2026	Green	12/31/2023	(a)	Green	12/31/2022	(a)	NA	No
Laborers' District Council of Virginia Pension Trust Fund	546117299	001	3.6	2.9	0.1	5/31/2026	Green	12/31/2023	—	Green	12/31/2022	—	NA	No
Heavy & General Laborers' Local Unions 472 and 172 of New Jersey Pension Fund	226032103	001	3.5	3.7	3.7	Varies through 2/28/2027	Green	3/31/2024	(a)	Green	3/31/2023	(a)	NA	No
Local Union No. 9 IBEW and Outside Contractors Pension Fund	516077720	001	3.5	7.2	9.3	Varies through 5/31/2026	Green	10/31/2023	(a)	Green	10/31/2022	(a)	NA	No
IBEW Local 1249 Pension Plan	156035161	001	3.2	3.4	3.3	Varies through 12/31/2025	Green	12/31/2023	—	Green	12/31/2022	—	NA	No
Central Laborers' Pension Fund	376052379	001	3.0	2.3	1.3	Varies through 6/30/2027	Yellow	12/31/2023	(b)	Yellow	12/31/2022	(b)	Implemented	No
Teamsters National Pipe Line Pension Plan	461102851	001	2.9	3.9	1.5	Varies through 6/30/2026	Green	12/31/2023	(a)	Green	12/31/2022	(a)	NA	No
Construction Laborers Pension Trust for Southern California	436159056	001	2.6	2.9	3.4	Varies through 5/31/2028	Green	12/31/2023	(a)	Green	12/31/2022	(a)	NA	No
West Virginia Laborers' Pension Trust Fund	556026775	001	2.1	3.2	0.9	5/31/2026	Green	3/31/2024	(a)	Green	3/31/2023	—	NA	No
Chicago & Vicinity Laborers' District Council Pension Plan	362514514	002	2.0	1.4	2.5	Varies through 6/30/2027	Green	5/31/2023	—	Green	5/31/2022	—	NA	No
Midwest Operating Engineers Pension Trust Fund	366140097	001	1.7	2.7	2.1	Varies through 5/31/2027	Green	3/31/2024	—	Green	3/31/2023	—	NA	No
IUOE Local 132 Pension Fund	556015364	001	1.6	3.6	0.7	Varies through 3/31/2029	Green	3/31/2024	(a)	Green	3/31/2023	—	NA	No
Laborers' National Pension Fund	751280827	001	1.6	1.6	0.6	Varies through 5/31/2026	Red	12/31/2023	—	Red	12/31/2022	—	Implemented	No
San Diego County Construction Laborers' Pension Trust Fund	956090541	001	1.3	1.4	1.5	6/30/2026	Green	8/31/2023	(a)	Green	8/31/2022	—	NA	No
Carpenters Pension Fund of Illinois	366147396	001	1.3	0.9	0.2	4/30/2025	Green	12/31/2023	—	Green	12/31/2022	—	NA	No
Laborers' Local Union No. 158 Pension Plan	236580323	001	1.1	1.2	1.5	Varies through 5/31/2027	Green	12/31/2023	(a)	Green	12/31/2022	(a)	NA	No
Employer - Teamsters Local Nos. 175 & 505 Pension Trust Fund	556021850	001	0.9	1.8	0.5	5/31/2026	Red	12/31/2023	—	Red	12/31/2022	(b)	Implemented	No
IBEW Local 769 Management Pension Plan A	866049763	001	0.5	4.0	0.6	Varies through 8/4/2026	Green	6/30/2023	(a)	Green	6/30/2022	(a)	NA	No
Other funds			23.6	23.7	24.0
Total multiemployer pension plan contributions			$108.6	$118.4	$89.0
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

The number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2024	6,960	9,448	$108.6	$41.8	$150.4
2023	6,806	11,025	$118.4	$59.1	$177.5
2022	6,601	7,136	$89.0	$56.3	$145.3
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s acquisitions. For the year ended December 31, 2024, multiemployer plan activity was driven primarily by project work within the Company’s Power Delivery and Pipeline Infrastructure operations, whereas for the year ended December 31, 2023, activity was driven primarily by project work within the Company’s Power Delivery and Pipeline Infrastructure operations, and, to a lesser extent, by acquisition-related project work within the Company’s Clean Energy and Infrastructure operations. For the year ended December 31, 2022, activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations, and, to a lesser extent, its Pipeline Infrastructure operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs, and other factors. The Company’s share repurchase program, under which the Company undertakes share repurchases for strategic purposes, including (i) when management believes that the market price of the Company’s stock is undervalued, (ii) such repurchases will enhance long-term shareholder value, (iii) the Company has adequate liquidity, and (iv) management believes that such repurchases are appropriate uses of capital, do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. Treasury stock is recorded at cost. Share repurchases are recorded as of the trade date, whereas payments for share repurchases are made on the date the trade is settled.
There were no share repurchases under the Company’s share repurchase program for either of the years ended December 31, 2024 or 2023. For the year ended December 31, 2022, the Company repurchased 1.1 million shares of its common stock for an aggregate purchase price of approximately $81.3 million. Of the total repurchased shares, 0.1 million were repurchased for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 1.0 million shares were repurchased for $72.7 million under the Company’s March 2020 $150 million share repurchase program. As of December 31, 2024, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
During both the fourth quarter of 2024 and second quarter of 2022, the Company reissued approximately 0.1 million shares of its treasury stock with a cost basis of $3.1 million and $4.3 million, respectively, in settlement of certain Additional Payments in connection with the HMG acquisition. For additional information related to shares issued for acquisitions, see Note 2 - Earnings Per Share and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net.
Accumulated Other Comprehensive Loss
A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2024			2023			2022
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(65,408)	$12,411	$(52,997)	$(67,103)	$16,148	$(50,955)	$(64,014)	$(14,762)	$(78,776)
Unrealized (losses) gains, net of tax	(2,949)	349	(2,600)	1,695	(3,737)	(2,042)	(3,089)	30,910	27,821
Consideration transferred in a foreign subsidiary	14,750	—	14,750	—	—	—	—	—	—
Balance as of December 31	$(53,607)	$12,760	$(40,847)	$(65,408)	$12,411	$(52,997)	$(67,103)	$16,148	$(50,955)
Unrealized foreign currency translation activity, net, for the three years in the period ended December 31, 2024 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss for the three years in the period ended December 31, 2024 relates to unrealized investment gains or losses associated with interest rate swaps for the Waha JVs. See Note 4 - Fair Value of Financial Instruments for additional information. Consideration transferred in a foreign subsidiary relates to the 40% equity interest of a

MasTec subsidiary that was included as consideration transferred for a 2024 acquisition. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
Note 12 – Income Taxes
The components of income or loss before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Domestic	$255.7	$(84.9)	$66.7
Foreign	(4.7)	2.2	(23.6)
Total	$251.0	$(82.7)	$43.1
The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$68.9	$90.2	$(9.8)
Foreign	7.8	1.8	3.6
State and local	9.3	13.5	5.8
	$86.0	$105.5	$(0.4)
Deferred:
Federal	$(26.2)	$(119.7)	$5.9
Foreign	0.0	(0.1)	0.6
State and local	(8.3)	(21.1)	3.1
	$(34.5)	$(140.9)	$9.6
Provision for (benefit from) income taxes	$51.5	$(35.4)	$9.2
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Accrued insurance	$54.0	$51.2
Operating loss carryforwards and tax credits	93.3	87.5
Compensation and benefits	45.1	34.9
Bad debt	4.6	3.8
Other	20.5	24.4
Capitalized expenses	332.6	243.7
Valuation allowance	(64.7)	(60.4)
Total deferred tax assets	$485.4	$385.1
Deferred tax liabilities:
Property and equipment	$299.7	$345.9
Goodwill	112.9	95.0
Other intangible assets	75.8	96.7
Gain on remeasurement of equity investee	7.3	7.3
Revenue recognition	203.0	81.3
Investments in unconsolidated entities	117.6	113.3
Other	31.9	36.0
Total deferred tax liabilities	$848.2	$775.5
Net deferred tax liabilities	$(362.8)	$(390.4)

In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of both December 31, 2024 and 2023 are related primarily to foreign and state net operating losses and deferred tax assets.
The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward from 5 years to indefinitely, depending on the jurisdiction, totaled approximately $28.7 million and $24.7 million as of December 31, 2024 and 2023, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $56.0 million and $59.2 million as of December 31, 2024 and 2023, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2026. As of both December 31, 2024 and December 31, 2023, the Company had no deferred tax assets for its federal net operating loss carryforwards.
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
A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S. statutory federal rate applied to pretax income	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.4	4.3	8.8
Foreign tax rate differential	0.2	(1.8)	1.3
Non-deductible expenses	5.6	(14.6)	(1.6)
Goodwill and intangible assets	0.0	1.8	(0.7)
Change in tax rate	(0.3)	(5.6)	12.7
Compensation and benefits	1.0	6.2	6.7
Non-controlling interest	(3.0)	0.7	(0.4)
Other	3.8	0.7	(7.6)
Tax credits	(10.0)	24.7	(37.9)
Stock basis adjustment	0.0	4.9	0.0
Valuation allowance for deferred tax assets	0.8	0.5	19.0
Effective income tax rate	20.5%	42.8%	21.3%
A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest and penalties, follows in the table below (in millions).

	For the Years Ended December 31,
	2024	2023	2022
Beginning balance	$60.9	$39.3	$21.4
Additions based on tax positions related to the current year	15.5	16.6	8.0
Additions for tax positions of prior years	6.6	9.5	15.9
Lapse of statute of limitations	(12.7)	(4.5)	(6.0)
Ending balance	$70.3	$60.9	$39.3
The Company classifies interest, penalties and recoveries related to uncertain tax positions as a component of income tax expense in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, interest and penalties totaled approximately $0.7 million, $2.6 million and $0.7 million, respectively. Accrued interest and penalties related to uncertain tax positions were $7.8 million and $5.9 million as of December 31, 2024 and 2023, respectively. The effect on the Company’s tax rate if it were to recognize its gross unrecognized tax benefits as of December 31, 2024 approximates $78.1 million, including interest and penalties. While it is possible that there could be audit settlements and/or lapses in certain statutes of limitation relating to uncertain tax positions, management has determined that it is too difficult to predict the outcome of such matters. During the next 12 months, the Company expects to settle state income tax audits and the applicable statutes of limitations may expire for federal and state uncertain tax positions, which may reduce uncertain tax positions. These reductions would be partially offset by additions, if any, of new uncertain tax positions expected in the next 12 months.

The IRS has examined the Company’s federal income tax returns through 2017. Certain foreign and state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2024, the Company is no longer subject to state examinations by taxing authorities for years before 2016.
Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other. The reportable segments comprise the structure used by the Company’s Chief Executive Officer who is determined to be the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue primarily from the engineering, installation and maintenance of infrastructure, primarily in North America.
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications, wireless integration and optimization and install-to-the-home services, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure services, including roads, bridges and rail; and environmental remediation services. The Power Delivery segment primarily serves the energy, utility and data center infrastructure industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas lines, power reserve and battery infrastructure, and distribution network systems, substations and grid modernization; emergency restoration services following natural disasters and accidents; and environmental planning and compliance services. The Pipeline Infrastructure segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, water and carbon capture sequestration pipelines, as well as pipeline integrity, including the repair of pipeline infrastructure and facilitating their safe use throughout their lifecycle, and other services for the energy and utilities industries. The Other segment includes certain equity investees, the services of which may vary from those provided by the Company’s primary segments, as well as other small business units with activities in certain international end-markets. In the first quarter of 2025, the Company made changes to its Communications and Power Delivery segment structure to more closely align with the segments’ end markets and to better correspond with the operational management reporting structure of both segments. These changes included moving a component with utility operations previously reported in the Communications segment to the Power Delivery segment; however, as the changes occurred in the first quarter of 2025, all periods presented in this Annual Report are reported under the historical segment structure. The impact of these changes to reportable segments, including historical financial information, will be reflected beginning with the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.
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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by the Company’s CODM to manage its segments and for segment reporting purposes. As appropriate, the Company supplements the reporting of its consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is used to allocate resources, such as employees, financial and capital resources, for each segment and management monitors segment results compared to prior period, forecasted results and the annual plan. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA, all of which are presented in millions. The tables below, which may contain slight summation differences due to rounding, reflect certain financial data for each reportable segment.

For the Years Ended December 31,	Communications (a)	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2024:
Revenue (b)	$3,460.0	$4,092.1	$2,682.1	$2,133.6	$—	$(64.3)	$12,303.5
Costs of revenue, excluding depreciation and amortization	3,033.4	3,639.8	2,357.0	1,689.7	—	(64.2)	10,655.7
Other segment items (c)	92.9	195.3	137.4	54.5	(26.2)	(0.1)	453.7
EBITDA	$333.7	$257.0	$187.7	$389.4	$26.2	$—	$1,194.1

2023:
Revenue (b)	$3,259.5	$3,962.0	$2,735.1	$2,072.8	$—	$(33.5)	$11,995.9
Costs of revenue, excluding depreciation and amortization	2,872.6	3,616.9	2,402.4	1,731.5	1.1	(32.7)	10,591.8
Other segment items (c)	117.7	212.7	124.9	56.9	(26.1)	(0.8)	485.3
EBITDA	$269.2	$132.4	$207.8	$284.4	$25.0	$—	$918.8

2022:
Revenue (b)	$3,233.7	$2,618.6	$2,725.2	$1,219.6	$—	$(19.1)	$9,778.0
Costs of revenue, excluding depreciation and amortization	2,810.7	2,388.8	2,387.8	1,025.0	(2.8)	(18.5)	8,591.0
Other segment items (c)	95.9	127.0	134.5	31.1	(29.0)	(0.6)	358.9
EBITDA	$327.1	$102.8	$202.9	$163.5	$31.8	$—	$828.1
(a)    Revenue generated primarily by utilities customers represented 24.0%, 24.3% and 23.6% of Communications segment revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)    Total consolidated revenue equals total reportable segment revenue of $12,303.5 million, $11,995.9 million and $9,778.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, as there is no revenue recorded within Corporate results.
(c)    For each of the years ended December 31, 2024, 2023 and 2022, other segment items for each reportable segment includes general and administrative expenses, equity in earnings or losses of unconsolidated affiliates, net, and other income or expense, net.

	For the Years Ended December 31,
EBITDA Reconciliation:	2024	2023	2022
Income (loss) before income taxes	$251.0	$(82.7)	$43.1
Plus:
Interest expense, net	193.3	234.4	112.3
Depreciation	366.8	433.9	371.2
Amortization	139.9	169.2	135.9
Corporate	243.3	163.9	165.6
Segment EBITDA	$1,194.1	$918.8	$828.1
For the year ended December 31, 2024, Corporate results included a loss on debt extinguishment of $11.3 million. In addition, for the year ended December 31, 2024, Corporate results included approximately $10.7 million of expenses related to changes in fair value of acquisition-related contingent items, and for the years ended December 31, 2023 and 2022, such activity included income of approximately $13.9 million and $3.4 million, respectively. For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $22.5 million, $37.1 million and $8.5 million, respectively, of acquisition and integration costs related to certain transformative acquisitions, and Corporate results included $3.8 million of such costs. For the year ended December 31, 2022, Communications, Clean Energy and Infrastructure, Power Delivery and Pipeline Infrastructure EBITDA included $4.7 million, $6.4 million, $39.0 million and $8.0 million, respectively, of acquisition and integration costs related to certain transformative acquisitions, and Corporate results included $27.9 million of such costs. Additionally, for the years ended December 31, 2023 and 2022, Corporate results included fair value losses related to an investment of $0.2 million and $7.7 million, respectively, and for the year ended December 31, 2022, Corporate results included bargain purchase gains of $0.2 million. In addition, for the year ended December 31, 2022, Other segment EBITDA included $2.8 million of project gains from a proportionately consolidated non-controlled Canadian joint venture.

	For the Years Ended December 31,
Depreciation and Amortization:	2024	2023	2022
Communications	$113.3	$136.8	$126.4
Clean Energy and Infrastructure	123.0	144.2	87.0
Power Delivery	131.3	158.9	147.8
Pipeline Infrastructure	128.8	152.9	134.6
Other	—	—	—
Corporate	10.2	10.4	11.3
Consolidated depreciation and amortization	$506.6	$603.2	$507.1

	As of December 31,
Assets:	2024	2023	2022
Communications	$2,248.5	$2,332.2	$2,378.6
Clean Energy and Infrastructure	2,706.4	2,978.8	2,979.9
Power Delivery	1,915.2	1,837.1	1,967.9
Pipeline Infrastructure	1,599.7	1,758.0	1,544.2
Other	318.2	305.0	297.3
Corporate	187.3	162.4	125.4
Consolidated assets	$8,975.3	$9,373.5	$9,293.3

	For the Years Ended December 31,
Capital Expenditures:	2024	2023	2022
Communications	$21.7	$29.5	$87.1
Clean Energy and Infrastructure	27.0	30.9	35.8
Power Delivery	67.8	50.8	83.4
Pipeline Infrastructure	27.5	76.0	49.0
Other	—	—	—
Corporate	4.9	5.7	8.0
Consolidated capital expenditures	$148.9	$192.9	$263.4
Foreign Operations. MasTec operates primarily within the United States and Canada, and, to a far lesser extent, the Caribbean, India and Mexico. Revenue derived from foreign operations totaled $93.3 million, $95.1 million and $149.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Pipeline Infrastructure segment. As of December 31, 2024, 2023 and 2022, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $25.3 million, $17.5 million and $21.0 million, respectively, and intangible assets and goodwill, net, of $108.8 million, $32.6 million and $35.5 million, for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of each of December 31, 2024, 2023 and 2022, amounts due from customers from which foreign revenue was derived accounted for approximately 1% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue.
Significant Customers. No customer represented greater than 10% of the Company’s total consolidated revenue in any of the years ended December 31, 2024, 2023 or 2022. Revenue from governmental entities for the years ended December 31, 2024, 2023 and 2022 totaled approximately 13%, 11% and 7% of total revenue, respectively, substantially all of which was derived from its U.S. operations.
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

The plaintiffs brought various causes of action under Georgia law, arising out of the defendants’ alleged failure to exercise appropriate efforts to prevent and remediate soil erosion and sedimentary run-off that flowed from SRC’s property into a 21-acre lake on plaintiffs’ property. The trial resulted in a jury award to the various plaintiffs of compensatory damages aggregating $10.5 million, apportioned 30% to SRC, 40% to IEA and 30% to IEAC, and an award of $25 million in punitive damages against SRC and $50 million in punitive damages against each of the IEA Entities. The Court also issued an injunction requiring the defendants to eliminate the transport of sediment from SRC’s property to the plaintiffs’ property beyond what had been occurring naturally before construction of the solar farm.
Following a series of post-trial motions, the Court ruled that the compensatory damages were excessive and ordered a new trial on the amount of compensatory and punitive damages unless plaintiffs agreed to significantly reduced damages.
In the first quarter of 2024, the plaintiffs notified the Court that they did not agree to the reduced damages, and the Court scheduled a new trial to begin in April 2025. In January 2025, however, the parties agreed to a negotiated settlement and mutual releases in exchange for the payment to the plaintiffs by the IEA Entities of an immaterial amount of cash.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2024 and 2023, there were $81.7 million and $82.1 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2024 or 2023.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2024 and 2023, outstanding performance and payment bonds approximated $7.6 billion and $5.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $2.2 billion and $1.6 billion as of December 31, 2024 and 2023, respectively. Included in these balances as of December 31, 2024 and 2023 are $838.7 million and $368.3 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of five civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2024, the Company was not aware of material future claims against it in connection with these arrangements. For the year ended December 31, 2023, the Company provided $0.5 million of project-related financing to its contractual joint ventures, which amount was outstanding as of both the years ended December 31, 2024 and 2023.
One of the Company’s subsidiaries has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest, for which the related project was completed in 2022. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $9.7 million as of both December 31, 2024 and 2023, or approximately $6.7 million and $7.3 million, respectively. The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $2.2 million and $1.2 million as of December 31, 2024 and 2023, respectively, which amounts are generally not available for use in the Company’s other operations.
As of December 31, 2024 and 2023, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $251.0 million and $209.7 million, respectively, of which $184.1 million and $141.0 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.7 million and $4.1 million as of December 31, 2024 and 2023, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to

$8.7 million and $9.6 million as of December 31, 2024 and 2023, respectively. Outstanding surety bonds related to self-insurance programs amounted to $196.3 million and $192.7 million as of December 31, 2024 and 2023, respectively.
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
The Company currently contributes, and in the past, has contributed, to plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of December 31, 2024, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In 2022, the Company paid $2.8 million to settle a withdrawal liability assumed in connection with the HMG acquisition, for which it recognized a gain of $0.5 million for the year ended December 31, 2022. Additionally, in connection with the IEA acquisition, the Company assumed a multiemployer pension plan withdrawal liability (the “IEA withdrawal liability”), under which IEA was obligated to make monthly payments of approximately $10,000. As of December 31, 2024 and 2023, the remaining obligation approximated $1.3 million and $1.8 million, respectively. In January 2025, the Company settled its IEA withdrawal liability by issuing a lump-sum payment for the remaining obligation of $1.3 million.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both December 31, 2024 and 2023, the Company had accrued project close-out liabilities of approximately $20 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
The Company had approximately 1,640 customers for the year ended December 31, 2024. As of December 31, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2023, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position. For the years ended December 31, 2024, 2023 and 2022, the Company derived 35%, 38% and 39%, respectively, of its revenue from its top ten customers.

Note 15 – Related Party Transactions
The Company rents and leases equipment and purchases certain supplies and servicing from CCI, an entity in which Juan Carlos Mas, who is an immediate family member of the Company’s CEO and its Chairman of the Board, serves as the chairman. Additionally, a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners of CCI. For the years ended December 31, 2024, 2023 and 2022, MasTec paid CCI $11.7 million, $7.3 million and $4.0 million, respectively, for such services, and related amounts payable totaled approximately $0.7 million and $4.6 million as of December 31, 2024 and 2023, respectively. The Company also rents equipment to CCI and revenue from such rentals totaled approximately $0.5 million and $0.3 million for the years ended December 31, 2024 and 2022, respectively, and for the year ended December 31, 2023, there was no revenue from such arrangements.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2024, 2023 and 2022, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $5.8 million, $8.7 million and $0.2 million, respectively. Related amounts payable were immaterial as of December 31, 2024, and totaled approximately $3.1 million as of December 31, 2023.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. For the years ended December 31, 2024, 2023 and 2022, MasTec paid approximately $6.3 million, $2.7 million and $2.6 million, respectively, related to this leasing arrangement. Related amounts payable were immaterial as of December 31, 2024, and totaled approximately $0.2 million as of December 31, 2023.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as wireless infrastructure services. In the third quarter of 2023, construction services related to site preparation for a new soccer complex began. For the years ended December 31, 2024 and 2023, revenue under these arrangements totaled approximately $24.9 million and $10.7 million, respectively, and related amounts receivable totaled approximately     $12.8 million and $4.1 million as of December 31, 2024 and 2023, respectively. Payments for other expenses related to the Franchise totaled $0.9 million, $1.2 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no related amounts payable as of either December 31, 2024 or 2023.
MasTec has a subcontracting arrangement to perform construction services for an entity in which José R. Mas had a minority interest, and a member of management of a MasTec subsidiary owned the remaining interest. On January 1, 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million.
Jorge Mas and José R. Mas previously owned a majority interest of a customer to which MasTec leased employees and provided satellite communication services, which interests were sold in 2022. Charges to this customer under these arrangements totaled approximately $1.1 million for the year ended December 31, 2022.
The Company previously acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas was a minority owner at the time of acquisition. In 2023, the Company paid $16.1 million of contingent consideration in connection with the finalization of the earn-out arrangement, of which approximately 25% was paid to Juan Carlos Mas pursuant to the terms of the purchase agreement.
MasTec has an amended and restated split dollar life insurance agreement with (i) Jorge Mas, and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust (the “Jorge Mas trust”); and (ii) José R. Mas, and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust (the “José R. Mas trust”). The Company is the sole owner of each of the policies and is designated as the named fiduciary under each split dollar agreement, and the policies subject to the split dollar agreement may not be surrendered without the express written consent of the applicable trust. The total maximum face amount of the insurance policies subject to the split dollar agreements is capped at $200 million in the case of Jorge Mas and $75 million in the case of José R. Mas. Upon the death of the applicable executive or the survivor of the applicable executive and his wife, the Company is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy, excluding surrender charges or other similar charges or reductions, immediately before the triggering death. In addition, each executive is entitled to purchase the applicable policy under certain events, including a change in control of the Company. The company paid approximately $0.4 million, $1.4 million and $1.8 million, net, in connection with these agreements for the years ended December 31, 2024, 2023 and 2022, respectively. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $27.5 million and $27.2 million as of December 31, 2024 and 2023, respectively.
In any given year, the Company may engage in certain transactions on behalf of or to former owners of acquired businesses (“former owners”) and/or entities in which members of subsidiary management have ownership or commercial interests (“related entities or entity”). A summary of these related party transactions for the years ended December 31, 2024, 2023 and 2022 is noted below.
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, related entities. For the years ended December 31, 2024, 2023 and 2022, payments to these related entities totaled approximately $33.7 million, $42.5 million and $35.0 million, respectively, and revenue from such arrangements totaled approximately $18.4 million, $14.0 million and $10.4 million, respectively. Payables associated with such arrangements totaled approximately $2.8 million and $2.7 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled a receivable of approximately $3.9 million, and as of December 31, 2023, totaled a liability of approximately $0.4 million.
The Company paid $0.3 million, $0.6 million and $1.5 million during the years ended December 31, 2024, 2023 and 2022, respectively, on behalf of or to former owners, which are obligated to be repaid under the provisions of the related purchase agreements. Amounts receivable for such payments totaled approximately $0.2 million and $2.6 million as of December 31, 2024 and 2023, respectively.

Additionally, the Company has certain arrangements with a related entity, including a fee arrangement totaling $0.8 million annually in each of the years ended December 31, 2024, 2023 and 2022 in conjunction with a $15.0 million letter of credit issued by the Company on behalf of the related entity. As of both December 31, 2024 and 2023, related amounts receivable totaled approximately $0.4 million.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries. In 2023, the Company sold certain minority interests in these entities to members of management of a MasTec subsidiary, within the Company’s Pipeline Infrastructure segment, for $7.1 million of notes receivable. These notes, of which approximately $3.2 million and $6.9 million was outstanding as of December 31, 2024 and 2023, respectively, bear interest at a rate of 5.0% per annum, and are recorded within other current or long-term assets, as appropriate, in the consolidated financial statements. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. In 2023, the Company acquired the remaining 15% equity interests in one of its subsidiaries from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.

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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal control over financial reporting of two entities we acquired in 2024, related to a July acquisition in our Power Delivery segment and a December acquisition in our Pipeline Infrastructure segment. Both of these acquisitions are included in the 2024 consolidated financial statements in this Form 10-K. Collectively, these two acquisitions’ total assets constituted approximately 2% of the Company’s total assets as of December 31, 2024 and less than 1% of the Company’s revenue for the year then ended.
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in “Internal Control-Integrated Framework” (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2024 and has expressed an unqualified opinion thereon, as stated in their report that is included in Item 8.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
During the three month period ended December 31, 2024, except as provided below, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K:

Name	Title	Type of Plan	Action	Date of Action	Duration of Plan	Aggregate Number of Securities Covered Under the Plan
C. Robert Campbell	Director	Rule 10b5-1	Terminated	11/26/2024	(1)	(1)
(1)On November 26, 2024, C. Robert Campbell, a member of our Board, terminated a Rule 10b5-1 plan, which was previously adopted on September 30, 2024. The terminated trading plan provided for the potential sale of up to 15,000 shares of our common stock, and was scheduled to be effective from December 29, 2024 until September 30, 2026.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information about directors, executive officers and corporate governance required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Shareholders.
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
We have an insider trading policy governing the purchase, sale and other dispositions of MasTec’s securities that applies to all personnel of MasTec and our subsidiaries, including directors, officers, employees and certain other persons associated with the foregoing categories of persons. The policy also applies to the securities of other companies with which we have a business relationship, such as customers, suppliers or vendors of MasTec and those with which we may be negotiating transactions, such as an acquisition, investment or sale. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of MasTec’s insider trading policy is included in Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2024, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	4,416,066	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		4,416,066
(1)Under the 2013 Incentive Plan, 2,379,047 shares were available for issuance as of December 31, 2024. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 1,150,466 shares and 886,553 shares, respectively, were available for issuance as of December 31, 2024.
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Shareholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:
(a)    1.    Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 51 through 96.
2.    Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.
Exhibit Index

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc., filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

4.3	Form of 5.900% Senior Note due 2029, incorporated by reference to Exhibit A of Exhibit 4.2 and filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 10, 2024.

4.4
Indenture, dated August 4, 2020, by and among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2020 and incorporated by reference herein.

4.5	Form of 4.500% Senior Note due 2028, incorporated by reference to Exhibit A of Exhibit 4.2 and filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2020.
4.6	Description of Capital Stock, filed as Exhibit 4.17 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and incorporated by reference herein.
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

10.4+
First Amendment to the Employment Agreement between MasTec, Inc. and Jose R. Mas, dated March 31, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.5+
Employment Agreement, effective as of January 1, 2010, between MasTec, Inc. and Robert Apple, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.6+
First Amendment to the Employment Agreement between MasTec, Inc. and Robert Apple, dated March 31, 2014, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.7+
Employment Agreement, dated as of March 31, 2014, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.8+
Employment Agreement, dated March 30, 2023, by and between MasTec, Inc. and Paul DiMarco, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 and incorporated by reference herein.

10.9+
Amended and Restated Employment Agreement, dated March 31, 2023, by and between MasTec, Inc. and George Pita, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 and incorporated by reference herein.

10.10+	MasTec, Inc. Deferred Fee Plan for Directors (as amended and restated), filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.
10.11+	MasTec, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.
10.12+	MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.
10.13+
Amendment to the MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022 and incorporated by reference herein.

10.14+
Amendment to the MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 and incorporated by reference herein.

10.15+	MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, filed as Annex B to our Definitive Proxy Statement filed with the SEC on April 4, 2024 and incorporated by reference herein.
10.16+	MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Annex A to our Definitive Proxy Statement filed with the SEC on April 4, 2024 and incorporated by reference herein.
10.17+
Form of Executive Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (for awards made after May 14, 2020), filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020 and incorporated by reference herein.

10.18+
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

10.22
Credit Agreement, dated as of November 1, 2021, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022 and incorporated by reference herein.

10.23*	Amendment No. 2 to Credit Agreement, dated as of December 9, 2024, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers and Bank of America, N.A., as Administrative Agent.
10.24
Term Loan Agreement, dated as of September 1, 2022, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 1, 2022 and incorporated by reference herein.

16.1	Letter from BDO USA, P.C., dated March 7, 2024, filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 8, 2024 and incorporated by reference herein.

19.1*	Policy Regarding Insider Trading.
21.1*	Subsidiaries of MasTec, Inc.
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of Deloitte & Touche LLP
23.3*	Consent of PricewaterhouseCoopers LLP
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
97.1	Policy Regarding the Mandatory Recovery of Compensation, filed as Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on March 1, 2024 and incorporated by reference herein.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
(1)    SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions		(Deductions)		Balance at End of Period
Year ended December 31, 2024
Allowance for credit losses	$15.1	$9.9	(a)	$—		$(5.9)	(b)	$19.1
Allowance for unbilled receivables and project close-out liabilities	83.0	8.6	(a)	—		(27.2)	(b)	64.4
Valuation allowance for deferred tax assets	60.4	9.6	(c)	—		(5.3)	(d)	64.7
Total	$158.5	$28.1		$—		$(38.4)		$148.2
Year ended December 31, 2023
Allowance for credit losses	$8.4	$12.7	(a)	$—		$(6.0)	(b)	$15.1
Allowance for unbilled receivables and project close-out liabilities	117.0	34.0	(a)	—		(68.0)	(b)	83.0
Valuation allowance for deferred tax assets	87.6	2.8	(c)	—		(30.0)	(d)	60.4
Total	$213.0	$49.5		$—		$(104.0)		$158.5
Year ended December 31, 2022
Allowance for credit losses	$7.8	$2.6	(a)	$—		$(2.0)	(b)	$8.4
Allowance for unbilled receivables and project close-out liabilities	96.8	9.4	(a)	40.3	(e)	(29.5)	(b)	117.0
Valuation allowance for deferred tax assets	54.2	11.6	(c)	29.6	(e)	(7.8)	(d)	87.6
Total	$158.8	$23.6		$69.9		$(39.3)		$213.0

(a)    Provisions for receivables and project close-out liabilities.
(b)    Write-offs of and reversals for receivables and project close-out liabilities.
(c)    Additions related to federal, foreign and state attributes.
(d)    Deductions related to federal, foreign and state attributes.
(e)    Assumption of acquisition-related balances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 28, 2025.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL DIMARCO
Paul DiMarco
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2025.

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