Form 10-Q
period 2025-03-31
MASTEC INC
filed 2025-05-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of April 28, 2025, MasTec, Inc. had 78,902,752 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2025

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$2,847,718	$2,686,849
Costs of revenue, excluding depreciation and amortization	2,536,618	2,379,672
Depreciation	76,225	107,435
Amortization of intangible assets	32,636	33,691
General and administrative expenses	166,171	165,536
Interest expense, net	39,041	52,059
Equity in earnings of unconsolidated affiliates, net	(10,313)	(9,219)
Other (income) expense, net	(1,604)	3,213
Income (loss) before income taxes	$8,944	$(45,538)
Benefit from income taxes	3,383	11,079
Net income (loss)	$12,327	$(34,459)
Net income attributable to non-controlling interests	2,424	6,721
Net income (loss) attributable to MasTec, Inc.	$9,903	$(41,180)

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$0.13	$(0.53)
Basic weighted average common shares outstanding	78,192	77,942

Diluted earnings (loss) per share	$0.13	$(0.53)
Diluted weighted average common shares outstanding	79,052	77,942

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$12,327	$(34,459)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	46	(380)
Unrealized (losses) gains on investment activity	(3,102)	2,723
Comprehensive income (loss)	$9,271	$(32,116)
Comprehensive income attributable to non-controlling interests:
Net income	2,424	6,721
Comprehensive income (loss) attributable to MasTec, Inc.	$6,847	$(38,837)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$345,749	$399,903
Accounts receivable, net of allowance	1,345,116	1,381,462
Contract assets	1,516,333	1,555,807
Inventories, net	114,504	107,345
Prepaid expenses	120,709	118,888
Other current assets	103,148	89,125
Total current assets	$3,545,559	$3,652,530
Property and equipment, net	1,583,302	1,548,916
Operating lease right-of-use assets	386,765	396,151
Goodwill, net	2,204,912	2,203,077
Other intangible assets, net	694,723	727,366
Other long-term assets	446,677	447,235
Total assets	$8,861,938	$8,975,275
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$192,106	$186,095
Current portion of operating lease liabilities	149,112	146,183
Accounts payable	985,715	1,105,747
Accrued salaries and wages	255,926	205,152
Other accrued expenses	424,579	455,043
Contract liabilities	766,230	735,625
Other current liabilities	136,207	165,854
Total current liabilities	$2,909,875	$2,999,699
Long-term debt, including finance leases	2,041,597	2,038,017
Long-term operating lease liabilities	248,800	261,303
Deferred income taxes	349,397	362,772
Other long-term liabilities	357,010	326,141
Total liabilities	$5,906,679	$5,987,932
Commitments and contingencies (Note 12)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,325,262 and 99,029,011 (including 1,296,840 and 1,130,020 of unvested stock awards) as of March 31, 2025 and December 31, 2024, respectively	9,932	9,903
Capital surplus	1,293,708	1,291,027
Retained earnings	2,318,484	2,308,581
Accumulated other comprehensive loss	(43,903)	(40,847)
Treasury stock, at cost: 20,052,361 and 19,719,796 shares as of March 31, 2025 and December 31, 2024, respectively	(693,880)	(656,807)
Total MasTec, Inc. shareholders’ equity	$2,884,341	$2,911,857
Non-controlling interests	$70,918	$75,486
Total equity	$2,955,259	$2,987,343
Total liabilities and equity	$8,861,938	$8,975,275

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2025
Balance as of December 31, 2024	99,029,011	$9,903	(19,719,796)	$(656,807)	$1,291,027	$2,308,581	$(40,847)	$2,911,857	$75,486	$2,987,343
Net income						9,903		9,903	2,424	12,327
Other comprehensive loss							(3,056)	(3,056)	—	(3,056)
Non-cash stock-based compensation					6,943			6,943		6,943
Issuance of restricted shares, net	334,619	33			(33)			—		—
Shares withheld for taxes, net of other stock issuances	(38,368)	(4)			(4,229)			(4,233)		(4,233)
Acquisition of treasury stock, at cost			(332,565)	(37,073)				(37,073)		(37,073)
Distributions to non-controlling interests, net								—	(6,992)	(6,992)
Balance as of March 31, 2025	99,325,262	$9,932	(20,052,361)	$(693,880)	$1,293,708	$2,318,484	$(43,903)	$2,884,341	$70,918	$2,955,259

Three Months Ended March 31, 2024
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net (loss) income						(41,180)		(41,180)	6,721	(34,459)
Other comprehensive income							2,343	2,343	—	2,343
Non-cash stock-based compensation					9,673			9,673		9,673
Issuance of restricted shares, net	210,646	21			(21)			—		—
Shares withheld for taxes, net of other stock issuances	(31,625)	(3)			(2,721)			(2,724)		(2,724)
Distributions to non-controlling interests								—	(6,835)	(6,835)
Non-controlling interests assumed related to acquisitions								—	765	765
Balance as of March 31, 2024	99,272,155	$9,927	(19,813,055)	$(659,913)	$1,270,291	$2,104,613	$(50,654)	$2,674,264	$15,760	$2,690,024

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$12,327	$(34,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	76,225	107,435
Amortization of intangible assets	32,636	33,691
Non-cash stock-based compensation expense	6,943	9,673
Benefit from deferred income taxes	(13,618)	(44,137)
(Recovery of) provision for credit losses	(706)	5,188
Equity in earnings of unconsolidated affiliates, net	(10,313)	(9,219)
(Gains) losses on sales and impairments of assets, net	(6,019)	863
Non-cash interest expense, net	1,197	1,260
Other non-cash items, net	(11)	4,958
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	37,252	75,584
Contract assets	39,472	171,133
Inventories	634	5,912
Other assets, current and long-term portion	(17,680)	33,419
Accounts payable and accrued expenses	(114,224)	(315,792)
Contract liabilities	30,654	67,703
Other liabilities, current and long-term portion	3,596	(5,462)
Net cash provided by operating activities	$78,365	$107,750
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,731)	(61)
Capital expenditures	(47,264)	(25,409)
Proceeds from sales of property and equipment	13,858	10,850
Payments for other investments	—	(63)
Proceeds from other investments	2,650	—
Other investing activities, net	582	1,652
Net cash used in investing activities	$(34,905)	$(13,031)
Cash flows from financing activities:
Proceeds from credit facilities	516,500	863,000
Repayments of credit facilities and term loans	(528,064)	(1,186,938)
Payments of finance lease obligations	(39,915)	(36,693)
Repurchases of common stock	(26,843)	—
Payments of acquisition-related contingent consideration	(302)	—
Payments to non-controlling interests, including acquisition of interests and distributions	(6,992)	(6,835)
Payments for stock-based awards	(4,762)	(2,724)
Other financing activities, net	(7,316)	(4,632)
Net cash used in financing activities	$(97,694)	$(374,822)
Effect of currency translation on cash	80	(132)
Net decrease in cash and cash equivalents	$(54,154)	$(280,235)
Cash and cash equivalents - beginning of period	$399,903	$529,561
Cash and cash equivalents - end of period	$345,749	$249,326

Supplemental cash flow information:
Interest paid	$45,016	$61,820
Income tax refunds, net of payments	$(2,074)	$(3,792)
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$64,061	$20,602

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
Basis of Presentation
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 contained in the Company’s 2024 Annual Report on Form 10-K (the “2024 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented have been included. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.
In the first quarter of 2025, the Company made changes to its Communications segment and Power Delivery segment structures to more closely align with the segments’ end markets and to better correspond with the operational management reporting structures of both segments. These changes included moving a component with utility operations previously reported in the Communications segment to the Power Delivery segment. These changes did not impact the Company’s consolidated financial statements, but did impact its reportable segments, including historical financial information. See Note 11 – Segments and Related Information for additional information pertaining to the Company’s reportable segments. The segments are reported on a comparable basis for all periods presented.
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

Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 48% and 40% of consolidated revenue for the three month periods ended March 31, 2025 and 2024, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% of consolidated revenue for both the three month periods ended March 31, 2025 and 2024.
The total transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method are based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated based on management’s experience and judgment. For both the three month periods ended March 31, 2025 and 2024, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2024 and 2023, respectively. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods positively affected revenue by approximately 1.8% for the three month period ended March 31, 2025, and such net changes negatively affected revenue by less than 0.1% for the three month period ended March 31, 2024.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of March 31, 2025, the amount of the Company’s remaining performance obligations was $11.0 billion. Based on current expectations, the Company anticipates it will recognize approximately $6.7 billion, or 60.7%, of its remaining performance obligations as revenue during 2025, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of March 31, 2025 and December 31, 2024, the Company’s contract transaction prices included approximately $155 million and $139 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both March 31, 2025 and December 31, 2024, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recent Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2024 Form 10-K.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) to clarify existing guidance and reduce diversity in practice in the accounting for joint ventures. ASU 2023-05 addressed the accounting for contributions made to a joint venture upon formation in a joint venture’s separate financial statements. The provisions of this ASU required that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The amendments in this ASU were not applicable to the formation of proportionately consolidated joint ventures. ASU 2023-05 was effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The prospective adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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
In March 2024, the Securities and Exchange Commission (the “SEC”) adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related disclosures in registration statements and annual reports. The new rules were scheduled to begin to phase in for fiscal years beginning on or after January 1, 2025, on a prospective basis. In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges to the rules. In March 2025, the SEC stated that it had ended its defense of the rules requiring disclosure of climate-related risks and greenhouse gas emissions. The Company is currently monitoring developments related to the rules.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted	$9,903	$(41,180)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,192	77,942
Dilutive common stock equivalents (a)	860	—
Weighted average shares outstanding - diluted	79,052	77,942
(a) For the three month periods ended March 31, 2025 and 2024, anti-dilutive common stock equivalents totaled approximately 55,000 and 727,000, respectively.
Share Repurchases. For the three month period ended March 31, 2025, the Company repurchased 332,565 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding for the related period was minimal. There were no share repurchases for the three month period ended March 31, 2024. See Note 9 – Equity for details of the Company’s share repurchase transactions, including activity subsequent to March 31, 2025.

Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the period indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total Goodwill
Goodwill, gross, as of December 31, 2024 (a)	$546.5	$742.3	$395.4	$629.2	$2,313.4
Accumulated impairment loss (b)	—	—	—	(110.3)	(110.3)
Goodwill, net, as of December 31, 2024 (a)	$546.5	$742.3	$395.4	$518.9	$2,203.1
Measurement period adjustments (c)	—	—	1.8	—	1.8
Goodwill, net, as of March 31, 2025	$546.5	$742.3	$397.2	$518.9	$2,204.9
(a)    Recast to reflect segment changes.
(b)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
(c)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names	Other (a)	Total
Other intangible assets, gross, as of December 31, 2024	$1,057.6	$226.1	$76.5	$1,360.2
Accumulated amortization	(523.4)	(63.1)	(46.3)	(632.8)
Other intangible assets, net, as of December 31, 2024	$534.2	$163.0	$30.2	$727.4
Currency translation adjustments	—	—	(0.1)	(0.1)
Amortization expense	(26.3)	(5.1)	(1.2)	(32.6)
Other intangible assets, net, as of March 31, 2025	$507.9	$157.9	$28.9	$694.7
(a)Consists principally of pre-qualifications and non-compete agreements.
During the first quarter of 2025, certain reporting units within the Communications and Power Delivery operating segments were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of both segments. Under both the current and previous reporting unit structures, each of the components within the Communications and Power Delivery operating segments is a reporting unit. Management performed testing under both the current and previous reporting unit structures. For the tested reporting units, management estimated their fair values using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the respective industries and business models of the applicable reporting units. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
Based on the results of the quantitative assessments, the estimated fair values of all the impacted reporting units substantially exceeded their carrying values, therefore no goodwill impairment existed. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values.
Additionally, no events occurred during the three month period ended March 31, 2025 that would indicate it was more likely than not that a goodwill impairment exists. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, market interest rates or other market disruptions, including from geopolitical or other events, could result in non-cash impairment charges to goodwill in the future.
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
The aggregate purchase price of the Company’s 2024 acquisitions was composed of approximately $84 million in cash, net of cash acquired, and a five year earn-out liability valued at approximately $56 million with respect to one of such acquisitions. In connection with the acquisition within the Company’s Pipeline Infrastructure segment, MasTec acquired 60% of the equity interest of the company in exchange for consideration transferred of cash and a 40% equity interest in a MasTec Canadian subsidiary. Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC Topic 805, Business Combinations (“ASC 805”), was preliminary as of March 31, 2025; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date. As of March 31, 2025, the remaining potential undiscounted earn-out liabilities for the 2024 acquisitions was estimated to be between $12 million and $60 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $56 million of the goodwill balance related to the 2024 acquisitions is expected to be tax deductible as of March 31, 2025.
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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 10.0% as of March 31, 2025, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of March 31, 2025, the range of potential undiscounted Earn-out liabilities was estimated to be between $35 million and $125 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. The following table provides a reconciliation of changes in Earn-out liabilities measured at fair value for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Balance as of beginning of period (a)	$112.7	$77.4
Fair value adjustments (b)	0.9	(6.1)
Payments	(0.5)	—
Balance as of end of period (a)	$113.1	$71.3
(a)Earn-out liabilities included within other current liabilities totaled approximately $61.0 million and $70.0 million as of March 31, 2025 and December 31, 2024, respectively.
(b)For the three month period ended March 31, 2025, fair value adjustments related primarily to increases within the Company’s Clean Energy and Infrastructure and Pipeline Infrastructure segments, which were partially offset by decreases related to acquisitions within the Company’s Power Delivery segment. For the three month period ended March 31, 2024, such adjustments related primarily to acquisitions within the Company’s Communications segment.

Equity Investments
The Company’s equity investments as of March 31, 2025 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of March 31, 2025 and December 31, 2024, the aggregate carrying value of the Company’s equity investments totaled approximately $331 million and $330 million, respectively. There were no impairments related to these investments in either of the three month periods ended March 31, 2025 or 2024.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $142.8 million as of March 31, 2025. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $289 million and $287 million as of March 31, 2025 and December 31, 2024, respectively. The table below reflects the investment activity of the Waha JVs for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Equity in earnings (a)	$8.3	$7.7
Distributions of earnings (b)	3.7	4.2
(a)Equity in earnings related to the Company’s proportionate share of income from the Waha JVs is included within the Company’s Other segment.
(b)Distributions of earnings from the Waha JVs are included within operating cash flows.
Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. The Company made no equity contributions to these other entities for the three month period ended March 31, 2025, and made equity contributions of approximately $0.1 million for the three month period ended March 31, 2024. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $1.3 million and $1.2 million for the three month periods ended March 31, 2025 and 2024, respectively. As of both March 31, 2025 and December 31, 2024, related amounts payable to these entities totaled approximately $0.3 million. In addition, the Company advanced approximately $0.1 million to certain of these entities in the first quarter of 2024. As of both March 31, 2025 and December 31, 2024, receivables related to these arrangements totaled approximately $4.1 million.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of March 31, 2025, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in the first quarter of 2024. As of March 31, 2025 and December 31, 2024, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $134.4 million and $134.8 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $131.9 million and $132.8 million as of March 31, 2025 and December 31, 2024, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $22 million and $23 million as of March 31, 2025 and December 31, 2024, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $27 million and $34 million as of March 31, 2025 and December 31, 2024, respectively.

Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the periods indicated (in millions):

	March 31, 2025	December 31, 2024
Contract billings	$1,363.9	$1,400.6
Less allowance	(18.8)	(19.1)
Accounts receivable, net of allowance	$1,345.1	$1,381.5

Retainage	$293.2	$335.3
Unbilled receivables	1,223.1	1,220.5
Contract assets	$1,516.3	$1,555.8
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables, which are included in contract assets, represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. For the three month period ended March 31, 2025, provisions for credit losses totaled a recovery of approximately $0.7 million and for the three month period ended March 31, 2024, provisions for credit losses totaled approximately $5.2 million, both of which included certain project-specific reserves. Impairment losses on contract assets were not material in either period.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $766.2 million and $735.6 million as of March 31, 2025 and December 31, 2024, respectively, of which deferred revenue comprised approximately $753.5 million and $725.1 million, respectively. For the three month periods ended March 31, 2025 and 2024, the Company recognized revenue of approximately $493.8 million and $292.1 million, respectively, related to amounts that were included in deferred revenue as of the end of each respective prior year, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the three month periods ended March 31, 2025 and 2024, the Company sold approximately $104 million and $98 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of March 31, 2025 and December 31, 2024, outstanding sold receivables related thereto totaled approximately $102 million and $84 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $5.3 million and $5.1 million for the three month periods ended March 31, 2025 and 2024, respectively.

Note 6 – Debt
The following table provides details of the carrying values of debt as of the periods indicated (in millions):

Description	Maturity Date	March 31, 2025	December 31, 2024
Senior credit facility:	November 1, 2026
Revolving loans		$39.6	$43.1
Term loan		328.1	332.5
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	550.0
6.625% Senior Notes	August 15, 2029	71.8	71.6
Five-Year Term Loan Facility	October 7, 2027	281.3	285.0
Finance lease and other obligations		376.3	356.5
Total debt obligations		$2,247.1	$2,238.7
Less unamortized deferred financing costs		(13.4)	(14.6)
Total debt, net of deferred financing costs		$2,233.7	$2,224.1
Current portion of long-term debt		192.1	186.1
Long-term debt		$2,041.6	$2,038.0
Senior Credit Facility
The Company maintains a $2.25 billion senior unsecured credit facility (the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350.0 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $4.4 million until maturity, which quarterly installments increased from approximately $2.2 million in March 2025. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of both March 31, 2025 and December 31, 2024, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
As of March 31, 2025 and December 31, 2024, outstanding revolving loans, which included $39.6 million and $43.1 million, respectively, of borrowings denominated in Canadian dollars, accrued interest at weighted average rates of approximately 4.30% and 4.97% per annum, respectively. The Term Loan accrued interest at rates of 5.68% and 6.22% as of March 31, 2025 and December 31, 2024, respectively. Letters of credit of approximately $49.2 million and $64.3 million were issued as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, letter of credit fees accrued at 0.4375% and 0.5625% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.250% and 1.375% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation.
As of March 31, 2025 and December 31, 2024, availability for revolving loans totaled $1,811.2 million and $1,792.6 million, respectively, or up to $600.8 million and $585.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $260.4 million and $256.9 million of availability in either Canadian dollars or Mexican pesos as of March 31, 2025 and December 31, 2024, respectively. The unused facility fee as of March 31, 2025 and December 31, 2024 accrued at rates of 0.175% and 0.200% per annum, respectively.
Other Credit Facilities
The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of either March 31, 2025 or December 31, 2024. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of March 31, 2025 and December 31, 2024, letters of credit issued under this facility totaled $29.5 million and $17.4 million, respectively, which accrued fees at 0.50% and 0.75% per annum, respectively.
Senior Notes
As of both March 31, 2025 and December 31, 2024, the gross carrying amount of the Company’s 4.500% senior notes due August 15, 2028 (the “4.500% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $585.5 million and $581.9 million, respectively. As of both March 31, 2025 and December 31, 2024, the gross carrying amount of the Company’s 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”) totaled $550.0 million, and their estimated fair value totaled approximately $563.9 million and $558.8 million, respectively. As of March 31, 2025 and December 31, 2024, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 (the “6.625% Senior Notes”) totaled $71.8 million and $71.6 million, respectively, and their estimated fair value approximated their carrying value for both respective periods. As of March 31, 2025 and December 31, 2024, the estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs.
Five-Year Term Loan Facility
As of March 31, 2025, the Company had $281.3 million outstanding under an unsecured five-year term loan (the “Five-Year Term Loan”), for which the original principal amount totaled $300.0 million. The Five-Year Term Loan is subject to amortization in quarterly principal installments of approximately $3.75 million, which installments commenced on March 31, 2024 and will increase to $7.5 million on March 31, 2026 until maturity, subject to the application of certain prepayments. As of March 31, 2025 and December 31, 2024, the Five-Year Term Loan accrued interest at rates of 5.797% and 6.253%, respectively. The fair value of the Five-Year Term Loan as of both March 31, 2025 and December 31, 2024, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both March 31, 2025 and December 31, 2024.
Additional Information
As of March 31, 2025 and December 31, 2024, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $16.2 million and $20.8 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 – Debt in the Company’s 2024 Form 10-K.
Note 7 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including certain related party leases. As of March 31, 2025, the Company’s leases have remaining lease terms of up to 14 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of March 31, 2025 and December 31, 2024 totaled $751.0 million and $713.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $505.3 million and $473.0 million as of March 31, 2025 and December 31, 2024, respectively. Depreciation expense associated with finance leases totaled $19.2 million and $24.2 million for the three month periods ended March 31, 2025 and 2024, respectively.
Operating Leases
Operating lease additions for the three month periods ended March 31, 2025 and 2024 totaled $48.9 million and $80.1 million, respectively. For the three month periods ended March 31, 2025 and 2024, rent expense for leases that have terms in excess of one year totaled approximately $51.3 million and $48.5 million, respectively, of which $5.0 million and $4.7 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $134.4 million and $135.6 million for the three month periods ended March 31, 2025 and 2024, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of March 31, 2025 were as follows (in millions):

	Finance Leases	Operating Leases
2025, remaining nine months	$117.2	$125.9
2026	104.4	134.2
2027	64.5	83.6
2028	38.1	43.2
2029	14.7	17.7
Thereafter	0.9	35.2
Total minimum lease payments	$339.8	$439.8
Less amounts representing interest	(23.6)	(41.9)
Total lease obligations, net of interest	$316.2	$397.9
Less current portion	137.9	149.1
Long-term portion of lease obligations, net of interest	$178.3	$248.8

The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the periods indicated:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Finance leases	2.9	2.7
Operating leases	3.6	3.7
Weighted average discount rate:
Finance leases	4.7%	4.8%
Operating leases	5.2%	5.1%
Note 8 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2025, there were approximately 4,043,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled approximately $6.9 million and $9.7 million for the three month periods ended March 31, 2025 and 2024, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.6 million and $1.9 million for the three month periods ended March 31, 2025 and 2024, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.4 million and net tax shortfalls totaling $0.1 million for the respective periods.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of March 31, 2025, total unearned compensation related to restricted shares was approximately $70.6 million, which amount is expected to be recognized over a weighted average period of approximately 2.4 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $20.8 million and $13.3 million for the three month periods ended March 31, 2025 and 2024, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2024	1,131,020	$75.48
Granted	360,917	119.09
Vested	(167,799)	87.37
Canceled/forfeited	(26,298)	111.87
Non-vested restricted shares, as of March 31, 2025	1,297,840	$85.33
(a)    Includes 1,000 restricted stock units as of both March 31, 2025 and December 31, 2024.
Note 9 – Equity
Share Repurchases
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase program does not have an expiration date and may be modified or suspended at any time at the Company’s discretion. For the three month period ended March 31, 2025, the Company repurchased 0.3 million shares of its common stock for an aggregate purchase price totaling $37.1 million, of which $10.2 million was settled in April 2025, under the Company’s March 2020 share repurchase program. There were no share repurchases under the Company’s share repurchase program for the three month period ended March 31, 2024. As of March 31, 2025, $40.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program. Subsequent to March 31, 2025, the Company repurchased an additional 0.4 million shares of its common stock for an aggregate purchase price totaling $40.3 million, which completed the Company’s March 2020 share repurchase program. In addition, on May 1, 2025, the Company’s Board of Directors authorized a new $250 million share repurchase program (the “2025 Share Repurchases Program”), which has no expiration date.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for both the three month periods ended March 31, 2025 and 2024 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss for both the three month periods ended March 31, 2025 and 2024 relates to unrealized investment gains or losses associated with interest rate swaps for the Waha JVs.

Note 10 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended March 31, 2025 and 2024, the Company’s consolidated effective tax rates were (37.8)% and 24.3%, respectively. The Company’s effective tax rate for the three month period ended March 31, 2025 included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by an increase in income tax expense due to higher pre-tax income. For the three month period ended March 31, 2024, the Company’s effective tax rate included the effect of an increase in non-deductible expenses as compared with the same period in the prior year.
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
In the first quarter of 2025, the Company made changes to its Communications segment and Power Delivery segment structures to more closely align with the segments’ end markets and to better correspond with the operational management reporting structures of both segments. These changes included moving a component with utility operations previously reported in the Communications segment to the Power Delivery segment. These changes did not impact the Company’s consolidated financial statements, but did impact its reportable segments, including historical financial information. The segment data presented below have been recast for the historical periods to reflect these segment changes.
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

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA, all of which are presented in millions. The tables below, which may contain slight summation differences due to rounding, reflect certain financial data for each reportable segment and have been recast as described above.

Three Months Ended March 31,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2025:
Revenue (a)	$680.9	$915.8	$899.7	$356.5	$—	$(5.2)	$2,847.7
Costs of revenue, excluding depreciation and amortization	615.9	807.5	817.5	300.3	—	(5.2)	2,536.0
Other segment items (b)	18.2	51.2	30.9	11.7	(8.0)	—	104.0
EBITDA	$46.8	$57.1	$51.3	$44.5	$8.0	$—	$207.7

2024: (c)
Revenue (a)	$505.7	$753.5	$797.9	$633.8	$—	$(4.1)	$2,686.8
Costs of revenue, excluding depreciation and amortization	459.5	689.9	709.1	518.2	—	(4.1)	2,372.6
Other segment items (b)	20.6	43.2	38.3	22.8	(6.9)	—	118.0
EBITDA	$25.6	$20.4	$50.5	$92.8	$6.9	$—	$196.3
(a)    Total consolidated revenue equals total reportable segment revenue of $2,847.7 million and $2,686.8 million for the three month periods ended March 31, 2025 and 2024, respectively, as there is no revenue recorded within Corporate results.
(b)    For both of the three month periods ended March 31, 2025 and 2024, other segment items for each reportable segment includes general and administrative expenses, equity in earnings or losses of unconsolidated affiliates, net, and other income or expense, net.
(c)    Recast to reflect segment changes.

	Three Months Ended March 31,
EBITDA Reconciliation:	2025	2024
Income (loss) before income taxes	$8.9	$(45.5)
Plus:
Interest expense, net	39.0	52.1
Depreciation	76.2	107.4
Amortization	32.6	33.7
Corporate	50.9	48.7
Segment EBITDA	$207.7	$196.3

	Three Months Ended March 31,
Depreciation and Amortization:	2025	2024 (a)
Communications	$16.1	$20.8
Clean Energy and Infrastructure	27.7	32.3
Power Delivery	37.1	46.9
Pipeline Infrastructure	25.8	38.7
Other	—	—
Corporate	2.2	2.4
Consolidated depreciation and amortization	$108.9	$141.1
(a)    Recast to reflect segment changes.

Assets:	March 31, 2025	December 31, 2024 (a)
Communications	$1,716.0	$1,673.8
Clean Energy and Infrastructure	2,509.6	2,706.4
Power Delivery	2,464.6	2,489.9
Pipeline Infrastructure	1,575.2	1,599.7
Other	318.6	318.2
Corporate	277.9	187.3
Consolidated assets	$8,861.9	$8,975.3
(a)    Recast to reflect segment changes.

	Three Months Ended March 31,
Capital Expenditures:	2025	2024 (a)
Communications	$7.1	$3.4
Clean Energy and Infrastructure	7.9	5.3
Power Delivery	21.2	7.8
Pipeline Infrastructure	10.1	7.1
Other	—	—
Corporate	1.0	1.8
Consolidated capital expenditures	$47.3	$25.4
(a)    Recast to reflect segment changes.
Foreign Operations. MasTec operates primarily within the United States and Canada, and, to a far lesser extent, the Caribbean, India and Mexico. Revenue derived from foreign operations totaled $49.8 million and $26.7 million for the three month periods ended March 31, 2025 and 2024, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Pipeline Infrastructure segment. As of March 31, 2025 and December 31, 2024, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $23.9 million and $25.3 million, respectively, and intangible assets and goodwill, net, of $107.0 million and $108.8 million, for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations.
Significant Customers. For the three month period ended March 31, 2025, AT&T represented approximately 10% of the Company’s total consolidated revenue. The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for maintenance services and construction/installation contracts for wireless and wireline, and for which the related revenue is included primarily within the Communications segment. For the three month period ended March 31, 2024, Equitrans Midstream Corporation represented approximately 11% of the Company’s total consolidated revenue. The Company's relationship with Equitrans Midstream Corporation and its affiliates is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Pipeline Infrastructure segment. Revenue from governmental entities for the three month periods ended March 31, 2025 and 2024 totaled approximately 13% and 12% of total revenue, respectively, all of which was derived from its U.S. operations.
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
Acquired Legacy Solar Matter
See Note 14 – Commitments and Contingencies contained within the Company’s audited consolidated financial statements filed with its 2024 Form 10-K for additional information regarding the acquired legacy solar matter, with respect to which, in January 2025, the parties agreed to a negotiated settlement and mutual releases in exchange for the payment to the plaintiffs by Infrastructure and Energy Alternatives, Inc. (“IEA”) and its subsidiary, IEA Constructors, LLC (“IEAC”), of an immaterial amount of cash. There have been no material developments since the filing of such Form 10-K.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 7 – Lease Obligations and Note 13 – Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors, and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2025 and December 31, 2024, there were $78.7 million and $81.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of March 31, 2025 or December 31, 2024.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2025 and December 31, 2024, outstanding performance and payment bonds approximated $7.5 billion and $7.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $2.1 billion and $2.2 billion, respectively. Included in these balances as of March 31, 2025 and December 31, 2024 are $842.9 million and $838.7 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of five civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2025, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of March 31, 2025 and December 31, 2024 are amounts held by entities that are proportionately consolidated totaling $38.5 million and $46.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 – Fair Value of Financial Instruments and Note 13 – Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $2.6 million and $2.2 million as of March 31, 2025 and December 31, 2024, respectively, which amounts are generally not available for use in the Company’s other operations.
As of March 31, 2025 and December 31, 2024, MasTec’s estimated gross liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $254.9 million and $251.0 million, respectively, of which $188.1 million and $184.1 million was reflected within other long-term liabilities, with the remainder reflected within other accrued expenses, in the consolidated balance sheets as of the respective periods. Related insurance recoveries/receivables totaled $24.6 million and $24.4 million as of March 31, 2025 and December 31, 2024, respectively, of which $21.6 million and $21.4 million was reflected within other long-term assets, with the remainder reflected within other current assets, in the consolidated balance sheets as of the respective periods.
MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $5.1 million and $4.7 million as of March 31, 2025 and December 31, 2024, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $8.7 million as of both March 31, 2025 and December 31, 2024. Outstanding surety bonds related to self-insurance programs amounted to $190.2 million and $196.3 million as of March 31, 2025 and December 31, 2024, respectively.
Collective Bargaining Agreements and Multiemployer Plans. In connection with the IEA acquisition, the Company assumed a multiemployer pension plan withdrawal liability (the “IEA withdrawal liability”), under which IEA was obligated to make monthly payments of approximately $10,000. In January 2025, the Company settled its IEA withdrawal liability by issuing a lump-sum payment for the remaining obligation of $1.3 million. See Note 14 – Commitments and Contingencies contained within the Company’s audited consolidated financial statements filed with its 2024 Form 10-K for additional information regarding the Company’s multiemployer pension plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both March 31, 2025 and December 31, 2024, the Company had accrued project close-out liabilities of approximately $20 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,045 customers for the three month period ended March 31, 2025. As of both March 31, 2025 and December 31, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. The Company derived approximately 36% and 43% of its revenue from its top ten customers for the three month periods ended March 31, 2025 and 2024, respectively.
Note 13 – Related Party Transactions
The Company rents and leases equipment and purchases certain supplies and servicing from CCI, an entity in which Juan Carlos Mas, who is an immediate family member of the Company’s CEO and its Chairman of the Board, serves as the chairman. Additionally, a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners of CCI. For the three month periods ended March 31, 2025 and 2024, MasTec paid CCI approximately $1.4 million and $5.8 million, respectively, for such services, and related amounts payable totaled approximately $0.7 million as of both March 31, 2025 and December 31, 2024. The Company also rents equipment to CCI and revenue from such rentals totaled approximately $0.2 million for the three month period ended March 31, 2025, and for the three month period ended March 31, 2024, there was no revenue from such arrangements.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended March 31, 2025 and 2024, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $0.1 million and $3.7 million, respectively.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. For the three month periods ended March 31, 2025 and 2024, MasTec paid approximately $1.4 million and $1.6 million, respectively, related to this leasing arrangement.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as wireless infrastructure services. Construction services related to site preparation for a new soccer complex began in 2023. For the three month periods ended March 31, 2025 and 2024, revenue under these arrangements totaled approximately $10.9 million and $5.0 million, respectively, and related amounts receivable totaled approximately $16.4 million and $12.8 million as of March 31, 2025 and December 31, 2024, respectively. Payments for other expenses related to the Franchise totaled approximately $0.4 million and $0.2 million for the three month periods ended March 31, 2025 and 2024, respectively.
MasTec has a subcontracting arrangement to perform construction services for an entity in which José R. Mas had a minority interest, and a member of management of a MasTec subsidiary owned the remaining interest. On January 1, 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million.
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. As of both March 31, 2025 and December 31, 2024, life insurance assets associated with these agreements totaled approximately $27.5 million.
In any given year, the Company may engage in certain transactions on behalf of or to former owners of acquired businesses (“former owners”) and/or entities in which members of subsidiary management have ownership or commercial interests (“related entities or entity”). A summary of these related party transactions for the periods indicated is noted below.
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, related entities. For the three month periods ended March 31, 2025 and 2024, payments to these related entities totaled approximately $7.4 million and $10.3 million, respectively, and revenue from such arrangements totaled approximately $1.6 million and $4.4 million, respectively. Payables associated with such arrangements totaled approximately $4.9 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled receivables of approximately $1.4 million and $3.9 million, respectively.
During the three month period ended March 31, 2025, the Company paid no amounts on behalf of or to former owners, and during three month period ended March 31, 2024, the Company paid $0.2 million of such amounts, which are obligated to be repaid under the provisions of the related purchase agreements. As of March 31, 2025, there were no related amounts receivable, and as of December 31, 2024, amounts receivable for such payments totaled approximately $0.2 million.
Additionally, the Company has certain arrangements with a related entity, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, related amounts receivable totaled approximately $0.5 million and $0.4 million, respectively. This letter of credit was cancelled as of March 31, 2025.

Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries. The Company sold certain minority interests in these entities to members of management of a MasTec subsidiary for $7.1 million of notes receivable in a prior year. These notes, of which approximately $3.0 million and $3.2 million was outstanding as of March 31, 2025 and December 31, 2024, respectively, are recorded within other current or long-term assets, as appropriate, in the consolidated financial statements. The notes bear interest at a rate of 5.0% per annum, and for both the three month periods ended March 31, 2025 and 2024, the Company recognized an immaterial amount of interest income related to these notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions, dispositions or other strategic arrangements. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “continue,” “targets” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additionally, many of these risks and uncertainties could be amplified by the potential effects of general economic and market conditions, including levels of inflation and market interest rates, geopolitical events, market uncertainty and/or volatility.
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2024 Annual Report on Form 10-K (“2024 Form 10-K”), including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended March 31, 2025 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2024 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions. Although the Federal Reserve has periodically lowered short-term interest rates since September 2024, interest rates, particularly long-term rates, remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. We expect the remainder of 2025 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing levels of cost inflation due, in part, to trade actions discussed below, and potential market volatility, any or all of which could adversely affect our costs and customer demand.
As disclosed within our “Risk Factors” in our 2024 Form 10-K and Item 1A, “Risk Factors” of this Form 10-Q, we are subject to risks related to, among other factors, trade actions, including tariffs and export restrictions that may have significant effects on macroeconomic conditions. In April 2025, the U.S. government announced a variety of tariff actions in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports. These actions have increased the cost of importing certain construction materials into the U.S., including steel, concrete and solar panels, and have caused disruption and uncertainty to both international trade and supply chains, as well as financial markets. It is unclear, however, to what extent, when and for how long announced trade actions will be implemented.
To date, these trade actions have had no meaningful impact on the results of our operations or the projects currently underway as the construction materials and equipment used for our current projects have generally been sourced and/or secured upon project inception. We are, however, evaluating the potential impacts of these proposed tariffs, including potential impacts to our customers, as well as our ability to mitigate their related impacts. In addition, economic experts and policy makers have expressed concerns that increased tariffs and other trade actions could increase inflation or the risk of a recession, which could also affect our customers’ capital spending plans and demand for our services.
In addition, the impact of other trade policies, immigration policies, reduced federal government support for renewable power and other infrastructure projects, and increased federal support for oil and gas production may have both negative and positive effects on the demand for our services, capital costs, labor costs and availability and costs of our operations. We will continue to monitor the market and economic conditions. The extent to which general economic, market, political and regulatory conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity. For additional information regarding the effects of general economic, market and regulatory conditions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.
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

heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 95 years. For the twelve month period ended March 31, 2025, we had an average of approximately 32,000 employees and 770 locations, and as of March 31, 2025, we had approximately 32,000 employees and 780 locations. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
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
In the first quarter of 2025, we made changes to our Communications and Power Delivery segment structure to more closely align with our segments’ end markets and to better correspond with the operational management reporting structure of both segments. These changes included moving a component with utility operations previously reported in our Communications segment to our Power Delivery segment. These changes did not impact our consolidated financial statements, but did impact our reportable segments, including historical financial information. See Note 11 – Segments and Related Information and Note 12 – Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 60% of our estimated March 31, 2025 backlog in 2025. The following table presents 18-month estimated backlog by reportable segment as of the periods indicated:

Reportable Segment (in millions):	March 31, 2025	December 31, 2024 (a)	March 31, 2024 (a)
Communications	$4,906	$4,571	$4,348
Clean Energy and Infrastructure	4,416	4,244	3,504
Power Delivery	5,024	4,748	3,928
Pipeline Infrastructure	1,534	735	1,057
Other	—	—	—
Estimated 18-month backlog	$15,880	$14,298	$12,837
(a)    Recast to reflect segment changes.
As of March 31, 2025, 51% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of March 31, 2025, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.8 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.9 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2025 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $2.7 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic, industry and market conditions on our customers, including the potential effects of the factors discussed above in “General Economic, Market and Regulatory Conditions,” which can affect demand for our customers’ products and services and can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Any of these factors and effects, as well as mergers and acquisitions or other business transactions among the customers we serve, could affect demand for our services, or the cost to provide such services and our profitability. For additional information regarding the potential effects of economic, industry and market factors on our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. For additional information regarding the effects of seasonality and the cyclical nature of our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results.
In connection with the changes to our Communications segment and Power Delivery segment structures, management performed a quantitative assessment of the goodwill associated with each of the impacted reporting units within the Communications and Power Delivery operating segments, respectively. For additional details of the changes and the related assessment, refer to Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference.
Other than the update to the reporting unit structure of our Communications and Power Delivery operating segments as described above, there were no material changes in our critical accounting estimates or policies during the three month period ended March 31, 2025.
Results of Operations
Comparison of Quarterly Results
The following table, which may contain slight summation differences due to rounding, reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, as appropriate, which are described in the comparison of results section below. Unless otherwise stated, comparisons are for the quarters ended March 31, 2025 and 2024. Historical financial information for our reportable segments has been recast to conform with the changes described in Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.

	Three Months Ended March 31,				Change
	2025		2024		$	%
Revenue	$2,847.7	100.0%	$2,686.8	100.0%	$160.9	6.0%
Costs of revenue, excluding depreciation and amortization	2,536.6	89.1%	2,379.7	88.6%	156.9	6.6%
Depreciation	76.2	2.7%	107.4	4.0%	(31.2)	(29.1)%
Amortization of intangible assets	32.6	1.1%	33.7	1.3%	(1.1)	(3.1)%
General and administrative expenses	166.2	5.8%	165.5	6.2%	0.6	0.4%
Interest expense, net	39.0	1.4%	52.1	1.9%	(13.0)	(25.0)%
Equity in earnings of unconsolidated affiliates, net	(10.3)	(0.4)%	(9.2)	(0.3)%	(1.1)	11.9%
Other (income) expense, net	(1.6)	(0.1)%	3.2	0.1%	(4.8)	NM
Income (loss) before income taxes	$8.9	0.3%	$(45.5)	(1.7)%	$54.5	NM
Benefit from income taxes	3.4	0.1%	11.1	0.4%	(7.7)	(69.5)%
Net income (loss)	$12.3	0.4%	$(34.5)	(1.3)%	$46.8	NM
Net income attributable to non-controlling interests	2.4	0.1%	6.7	0.3%	(4.3)	(63.9)%
Net income (loss) attributable to MasTec, Inc.	$9.9	0.3%	$(41.2)	(1.5)%	$51.1	NM
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue. On a consolidated basis, revenue increased by $161 million driven by our segment results as follows: revenue increased in our Communications segment by approximately $175 million, or 35%, in our Clean Energy and Infrastructure segment by approximately $162 million, or 22%, and in our Power Delivery segment by approximately $102 million, or 13%, and decreased in our Pipeline Infrastructure segment by approximately $277 million, or 44%. See below for details of revenue by segment.

Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $142 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $14 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 50 basis points to 89.1% of revenue for the three month period ended March 31, 2025 from 88.6% of revenue for the same period in 2024. The basis point increase was due to a combination of project mix and reduced project efficiencies, primarily within our Power Delivery and Pipeline Infrastructure segments, largely offset by improved productivity within our Clean Energy and Infrastructure segment. See “Analysis of Revenue and EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. As a percentage of revenue, depreciation decreased by approximately 130 basis points, due primarily to a net reduction related to a change in the depreciable lives of certain machinery and equipment during 2024 to better align the respective assets’ lives with their expected useful lives, offset, in part, by higher capital expenditures and the replacement of older machinery and equipment.
Amortization of intangible assets. The decrease in amortization of intangible assets was due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 10 basis points as compared with the same period in 2024 due, in part, to higher levels of revenue.
General and administrative expenses. The increase in general and administrative expenses was primarily due to the effects of timing of ordinary course legal matters which were largely offset by reductions in the provision for credit losses and other administrative costs. Overall, general and administrative expenses decreased by approximately 30 basis points as a percentage of revenue for the three month period ended March 31, 2025 as compared with the same period in 2024.
Interest expense, net. The decrease in interest expense, net, resulted primarily from lower average debt balances and lower average interest rates, including from our credit facility and term loans, which accounted for a reduction in interest expense of approximately $19 million, offset, in part, by an increase in interest expense of approximately $8 million from our 5.900% Senior Notes, which were issued in the second quarter of 2024.
Equity in earnings of unconsolidated affiliates, net. For the three month periods ended March 31, 2025 and 2024, equity in earnings from unconsolidated affiliates, net, totaled approximately $10 million and $9 million, respectively, and related primarily to our investments in the Waha JVs.
Other (income) expense, net. For the three month period ended March 31, 2025, other income, net, included approximately $2 million other miscellaneous income, net and approximately $1 million of income, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business, offset, in part, by approximately, $1 million of expense, from changes to estimated Earn-out accruals. For the three month period ended March 31, 2024, other expense, net, included approximately $6 million of income, net, from changes to estimated Earn-out accruals, approximately $9 million of asset impairment and other valuation adjustments related to certain fixed assets and notes receivable, approximately $1 million of other miscellaneous income, net and approximately $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business.
Benefit from income taxes. For the three month period ended March 31, 2025, our effective tax rate was (37.8)% as compared with 24.3% for the same period in 2024. Our effective tax rate for the three month period ended March 31, 2025, included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by pre-tax income, whereas the same period in 2024 included the effect of an increase in non-deductible expenses.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $2 million for the three month period ended March 31, 2025, as compared with $7 million for the same period in 2024. The decrease was primarily attributable to the decrease in activity of certain entities with minority interest holders.

Analysis of Revenue and EBITDA by Segment
We review our operating results by reportable segment. See Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. EBITDA margin is calculated by dividing EBITDA by revenue for the same period. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. Historical financial information for our reportable segments has been recast to conform with the changes described in Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. The following table, which may contain slight summation differences due to rounding, presents revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions):

	Revenue				EBITDA and EBITDA Margin
	Three Months Ended March 31,		Change		Three Months Ended March 31,				Change
Segment:	2025	2024 (a)	$	%	2025		2024 (a)		$	%
Communications	$680.9	$505.7	$175.2	34.7%	$46.8	6.9%	$25.6	5.1%	$21.1	82.4%
Clean Energy and Infrastructure	915.8	753.5	162.3	21.5%	57.1	6.2%	20.4	2.7%	36.7	179.8%
Power Delivery	899.7	797.9	101.9	12.8%	51.3	5.7%	50.5	6.3%	0.8	1.7%
Pipeline Infrastructure	356.5	633.8	(277.3)	(43.8)%	44.5	12.5%	92.8	14.6%	(48.2)	(52.0)%
Other	—	—	—	—	8.0	NM	6.9	NM	1.0	14.9%
Eliminations	(5.2)	(4.1)	(1.1)	25.6%	—	—	—	—	—	—
Segment Total	$2,847.7	$2,686.8	$160.9	6.0%	$207.7	7.3%	$196.3	7.3%	$11.4	5.8%
Corporate	—	—	—	—	(50.9)	—	(48.7)	—	(2.3)	4.7%
Consolidated Total	$2,847.7	$2,686.8	$160.9	6.0%	$156.8	5.5%	$147.6	5.5%	$9.2	6.2%
NM - Percentage is not meaningful
(a)    Recast to reflect segment changes.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireless and wireline project activity, offset, in part, by a decrease in our install-to-the-home project activity due, in part, to changes in consumer behavior resulting in lower demand.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 180 basis points, or $12 million, due to improved efficiencies, including from our wireless and wireline businesses. Higher levels of revenue resulted in an increase in EBITDA of approximately $9 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity and mix, primarily in our renewable, heavy civil and other infrastructure projects.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 350 basis points, or $32 million, due to a combination of project mix, improved productivity and efficiencies, primarily from certain renewable and infrastructure project work. Higher levels of revenue resulted in an increase in EBITDA of approximately $4 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including timing-related increases in transmission and distribution-related project work and, to a lesser extent, an increase in substation-related project work.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 60 basis points, or $6 million, primarily due to reduced efficiencies at certain of our project sites, whereas higher levels of revenue resulted in an increase in EBITDA of approximately $6 million.
Pipeline Infrastructure Segment Results
Revenue. The decrease in revenue was due primarily to expected lower levels of project activity, including from large-diameter and midstream project activity, offset, in part, by an increase in other infrastructure-related work.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 210 basis points, or $8 million, due primarily to reduced efficiencies, including from a reduction in revenue on large-diameter pipeline projects, as well as the effects of project mix. Lower levels of revenue contributed a decrease in EBITDA of approximately $41 million.
Other Segment Results
EBITDA. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs.

Corporate Results
EBITDA. For the three month period ended March 31, 2025, Corporate EBITDA included approximately $1 million of expense, net, from changes to estimated Earn-out accruals and approximately $1 million of income, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the three month period ended March 31, 2024, Corporate EBITDA included approximately $6 million of income, net, from changes to estimated Earn-out accruals, $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business and the negative effect of a $2 million other valuation adjustment. Corporate expenses for the three month period ended March 31, 2025 not related to the above-described items, which were generally flat as compared with the same period in 2024, included the effects of timing of ordinary course legal and other settlement matters, offset, in part, by a decrease in information technology expenses.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (loss) (“Adjusted Net Income (Loss)”), adjusted net income (loss) attributable to MasTec, Inc. (“Adjusted Net Income (Loss) Attributable to MasTec, Inc.”) and adjusted diluted earnings (loss) per share (“Adjusted Diluted Earnings (Loss) Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense and changes in fair value of acquisition-related contingent items, as more fully described below; and, for Adjusted Net Income (Loss), Adjusted Net Income (Loss) Attributable to MasTec, Inc. and Adjusted Diluted Earnings (Loss) Per Share, amortization of intangible assets and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income (Loss), Adjusted Net Income (Loss) Attributable to MasTec, Inc. and Adjusted Diluted Earnings (Loss) Per Share, to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core, or underlying, operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. We also use these adjusted measures to allocate resources.
Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted. We also exclude intangible asset amortization and the effects of changes in fair value of acquisition-related contingent items from our non-U.S. GAAP financial measures due to their non-operational nature and inherent volatility, as activity, including from acquisitions, varies from period to period. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, the revenue and all other expenses of the acquired entities are included within our non-U.S. GAAP financial measures, unless otherwise stated. Acquisition-related contingent items consist of (i) changes in fair value of acquisition-related contingent consideration, which is composed of earn-outs, that are contingent upon the achievement of reaching certain post-acquisition levels of earnings and (ii) changes in fair value of additional payments in connection with the 2021 acquisition of Henkels & McCoy Holdings, Inc. based on the fluctuation of our share price and are contingent upon the post-acquisition collections of certain receivables. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers.
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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA in dollar and percentage of revenue terms for the periods indicated. The tables below (dollar amounts in millions) may contain slight summation differences due to rounding.

	Three Months Ended March 31,
EBITDA Reconciliation:	2025		2024
Net income (loss)	$12.3	0.4%	$(34.5)	(1.3)%
Interest expense, net	39.0	1.4%	52.1	1.9%
Benefit from income taxes	(3.4)	(0.1)%	(11.1)	(0.4)%
Depreciation	76.2	2.7%	107.4	4.0%
Amortization of intangible assets	32.6	1.1%	33.7	1.3%
EBITDA	$156.8	5.5%	$147.6	5.5%
Non-cash stock-based compensation expense	6.9	0.2%	9.7	0.4%
Changes in fair value of acquisition-related contingent items	(0.1)	(0.0)%	(4.6)	(0.2)%
Adjusted EBITDA	$163.7	5.7%	$152.8	5.7%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	Three Months Ended March 31,
	2025		2024 (a)
EBITDA	$156.8	5.5%	$147.6	5.5%
Non-cash stock-based compensation expense (b)	6.9	0.2%	9.7	0.4%
Changes in fair value of acquisition-related contingent items (b)	(0.1)	(0.0)%	(4.6)	(0.2)%
Adjusted EBITDA	$163.7	5.7%	$152.8	5.7%
Segment:
Communications	$46.8	6.9%	$25.6	5.1%
Clean Energy and Infrastructure	57.1	6.2%	20.4	2.7%
Power Delivery	51.3	5.7%	50.5	6.3%
Pipeline Infrastructure	44.5	12.5%	92.8	14.6%
Other	8.0	NM	7.0	NM
Segment Total	$207.7	7.3%	$196.4	7.3%
Corporate	(44.1)	—	(43.5)	—
Adjusted EBITDA	$163.7	5.7%	$152.8	5.7%
NM - Percentage is not meaningful
(a)    Recast to reflect segment changes.
(b)    Non-cash stock-based compensation expense and changes in fair value of acquisition-related contingent items are included within Corporate EBITDA.

The tables below, which may contain slight summation differences due to rounding, reconcile reported net income (loss) and reported diluted earnings (loss) per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income (Loss), Adjusted Net Income (Loss) Attributable to MasTec, Inc. and Adjusted Diluted Earnings (Loss) Per Share.

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$12.3	$(34.5)
Adjustments:
Non-cash stock-based compensation expense	6.9	9.7
Amortization of intangible assets	32.6	33.7
Changes in fair value of acquisition-related contingent items	(0.1)	(4.6)
Total adjustments, pre-tax	$39.5	$38.8
Income tax effect of adjustments (a)	(9.4)	(11.1)
Adjusted net income (loss)	$42.4	$(6.7)
Net income attributable to non-controlling interests	2.4	6.7
Adjusted net income (loss) attributable to MasTec, Inc.	$40.0	$(13.4)

	Three Months Ended March 31,
	2025	2024
Diluted earnings (loss) per share	$0.13	$(0.53)
Adjustments:
Non-cash stock-based compensation expense	0.09	0.12
Amortization of intangible assets	0.41	0.43
Changes in fair value of acquisition-related contingent items	(0.00)	(0.06)
Total adjustments, pre-tax	$0.50	$0.50
Income tax effect of adjustments (a)	(0.12)	(0.14)
Adjusted diluted earnings (loss) per share	$0.51	$(0.17)
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income (loss). For the three month periods ended March 31, 2025 and 2024, our consolidated tax amounts were benefits, with effective tax rates, as reported, of (37.8)% and 24.3%, respectively, and as adjusted, were an expense and a benefit, for the respective periods, with effective tax rates of 12.4% and 0.4%, respectively. See Note 10 – Income Taxes in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding our consolidated tax amounts and effective tax rates for the respective periods.
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
Capital Expenditures. For the three month period ended March 31, 2025, we spent approximately $47 million on capital expenditures, or $33 million, net of asset disposals, and incurred approximately $64 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $170 million on capital expenditures, or approximately $120 million, net of asset disposals, in 2025, and we expect to incur approximately $180 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. From time to time, our acquisitions may contain certain additional payments if specified conditions are met. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of March 31, 2025 was approximately $113 million. Of this amount, approximately $35 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the three month period ended March 31, 2025, payments related to our Earn-out liabilities totaled $0.5 million, and for the three month period ended March 31, 2024, we made no payments.

Income Taxes. For the three month periods ended March 31, 2025 and 2024, tax refunds, net of tax payments totaled approximately $2 million and $4 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of March 31, 2025, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, were generally flat at approximately $2.9 billion as of both March 31, 2025 and December 31, 2024.
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
Sources and Uses of Cash
As of March 31, 2025, we had approximately $636 million in working capital, defined as current assets less current liabilities, as compared with $653 million as of December 31, 2024, a decrease of approximately $17 million. Cash and cash equivalents totaled approximately $346 million and $400 million as of March 31, 2025 and December 31, 2024, respectively, for a decrease of $54 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$78.4	$107.8
Net cash used in investing activities	$(34.9)	$(13.0)
Net cash used in financing activities	$(97.7)	$(374.8)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, net, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2025 was $78 million, as compared with $108 million of net cash provided by operating activities for the same period in 2024, for a decrease in net cash provided by operating activities of approximately $29 million, due, in part, to the effect of net decreases in expenses that reconcile net income to operating cash flows, including a decrease in depreciation expense, changes in working capital compared with the prior period, including from the negative effect of timing-related changes in accounts receivable, net and contract liabilities, offset, in part, by the positive effect of timing-related changes in accounts payable and accrued expenses, and an increase in net income as compared with the prior period.
Days sales outstanding, net of contract liabilities, which we refer to as “DSO,” is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 66 as of March 31, 2025 as compared with DSO of 60 as of December 31, 2024. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and to a lesser extent the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of March 31, 2025 as compared with December 31, 2024 was due to timing of ordinary course billing and collection activities, as well as the effects of lower levels of quarterly revenue. Other than certain ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities increased by approximately $22 million to $35 million for the three month period ended March 31, 2025 from $13 million for the same period in 2024. Capital expenditures totaled $47 million, or $33 million, net of asset disposals, for the three month period ended March 31, 2025, as compared with $25 million, or $15 million, net of asset disposals, for the same period in 2024, for an increase in cash used in investing activities of approximately $19 million, due primarily to timing of equipment purchases, as well as an expected increase in capital expenditures in 2025.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2025 was $98 million, as compared with $375 million for the same period in 2024, for a decrease in cash used in financing activities of approximately $277 million. The decrease was primarily due to repayments, net of borrowings, of our credit facility and term loans, which decreased by $312 million for the three month period ended March 31, 2025 as compared with the same period in 2024. The decrease in cash used in financing activities from above was offset, in part, by share repurchases which totaled approximately $37 million for the three month period ended March 31, 2025, of which approximately $10 million was settled in April 2025, for a net effect on cash used in financing activities of $27 million for the three month period ended March 31, 2025. There were no share repurchases for the three month period ended March 31, 2024. Payments of finance lease obligations increased by approximately $3 million in 2025 as compared with 2024 and payments for other financing activities, net, totaled $7.3 million for the three month period ended March 31, 2025, and included payments for other borrowing activities, as compared with $4.6 million for the same period in 2024.
Senior Credit Facility
We have a $2.25 billion senior unsecured credit facility (as amended from time to time, the “Credit Facility”), which is composed of $1.9 billion of revolving commitments and a Term Loan with an original principal amount of $350 million, and matures on November 1, 2026. As of March 31, 2025, aggregate outstanding revolving borrowings totaled approximately $40 million and availability for revolving loans totaled $1,811 million. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2024 Form 10-K.
Senior Notes
Our senior notes include $600 million aggregate principal amount of 4.500% senior unsecured notes due August 15, 2028 (the “4.500% Senior Notes”), $550 million aggregate principal amount of 5.900% senior unsecured notes due June 15, 2029 (the “5.900% Senior Notes”) and $75 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”). Our senior notes are subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2024 Form 10-K.
Five-Year Term Loan Facility
As of March 31, 2025, we had $281 million outstanding of an unsecured five-year term loan (the “Five-Year Term Loan”) that is due October 7, 2027. The Five-Year Term Loan is subject to certain provisions and covenants, as more fully described in Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2024 Form 10-K.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2025, and we expect to be in compliance with these provisions and covenants for the next twelve months.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 – Debt in the notes to the audited consolidated financial statements included in our 2024 Form 10-K. Also, see Note 6 – Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for current period balances, rates of interest and related discussion.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 4 – Fair Value of Financial Instruments, Note 12 – Commitments and Contingencies and Note 13 – Related Party Transactions in the notes to the consolidated financial statements in this Form 10-Q, which are incorporated by reference, and see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K for additional information related to our off-balance sheet arrangements.

Impact of Inflation
Over the past years, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. As described above under “General Economic, Market and Regulatory Conditions,” although the Federal Reserve decreased the Federal Funds rate periodically since September, there continues to be uncertainty as to the Federal Reserve’s future actions caused by dynamic market and trade conditions, as well as continuing concerns regarding the rate of inflation and employment levels. In light of these conditions, we expect elevated market interest rates and continuing levels of cost inflation due, in part, to trade actions described above under “General Economic, Market and Regulatory Conditions,” for the foreseeable future. Elevated levels of labor, material and fuel costs have negatively affected our project margins to the extent that we have been unable to pass such cost increases along to our customers. If current inflationary conditions persist, our profitability could continue to be affected in the future. Market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Additionally, as discussed within “Interest Rate Risk” below, the inflationary environment has resulted in elevated market interest rates, which increases the rates of interest on our variable rate debt and, correspondingly, our interest expense. Increased market interest rates could also have an adverse effect on the capital expenditure budgets of our customers, which could result in reduced or deferred demand for our services.
We closely monitor inflationary factors, including current rates of inflation and any potential effects they may have on our business operations, operating results and/or financial condition. While the impact of these factors cannot be fully eliminated, we proactively work to mitigate their effects; however, inflationary pressures and interest rate increases could adversely affect our business operations in the future. For additional information regarding the effects of inflation on our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2025, our variable interest rate debt was primarily related to our Credit Facility and our term loans. As of March 31, 2025, we had approximately $40 million of revolving loans outstanding under our Credit Facility with a weighted average interest rate of 4.30%, a $328 million Term Loan under our Credit Facility with a weighted average interest rate of 5.68%, and a $281 million Five-Year Term Loan with a weighted average interest rate of 5.797%.
Our interest expense is affected by the overall interest rate environment. Although the Federal Reserve has periodically lowered short-term interest rates since September 2024, longer-term rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. The interest we are charged on our variable-rate debt will fluctuate as a result of changes in market interest. Interest on our fixed-rate debt would not change. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. Our variable rate debt subjects us to risk from increases in prevailing interest rates. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and Five-Year Term Loan would have increased our interest expense by approximately $2 million for the three month period ended March 31, 2025.
As of March 31, 2025, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $75 million aggregate principal amount of 6.625% Senior Notes and $316 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.7%. None of this debt subjects us to financial statement risk associated with changes in interest rates, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 2% of our total revenue for the three month period ended March 31, 2025. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the three month period ended March 31, 2025. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2025, foreign currency translation gains, net, were immaterial and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2025. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 12 – Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2024 Form 10-K.
MasTec has elected to use a $1 million threshold for disclosing proceedings arising under federal, state or local environmental laws, which proceedings involve potential monetary sanctions, and in which a governmental authority is a party. MasTec believes proceedings under this threshold are not material to its business and financial condition.
ITEM 1A.    RISK FACTORS
Our business is subject to a variety of risks and uncertainties. Except as set forth below, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2024 Form 10-K, as updated by our Quarterly Reports on Form 10-Q and other filings we make with the SEC.
Recent tariff and trade actions by the United States and other countries could have a material adverse effect on our business, financial condition and results of operations.
The U.S. government recently announced significant trade policy and tariff actions on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan, Germany and China, in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports. These actions have increased the cost of importing certain construction materials into the United States, including steel, concrete and solar panels, and have caused disruption and uncertainty to both international trade and supply chains, as well as financial markets.
The duration, extent and effects of these tariffs and trade actions cannot be predicted with certainty but these and other trade policies could increase costs of key construction equipment and components thereof, as well as materials required for our customers’ projects (including steel, concrete and solar panels), which could cause our customers to reconsider or reduce their capital expenditures. In addition, economic experts and policy makers have expressed concerns that increased tariffs could increase inflation, which could also affect our customers’ capital spending plans and demand for our services. Accordingly, these trade actions and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, effects on interest rates and on the value of the U.S. dollar relative to other currencies, could materially and adversely harm our business, financial condition and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three month period ended March 31, 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (c)
January 1 through January 31	5,028	$142.2	—	$77,326,434
February 1 through February 28	6,481	$151.25	—	$77,326,434
March 1 through March 31	338,604	$111.74	332,565	$40,252,986
Total	350,113		332,565
(a)Includes 5,028, 6,230 and 6,039 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in January, February and March of 2025, respectively, 251 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in February of 2025, and 332,565 shares repurchased under our March 2020 $150 million share repurchase program during the three month period ended March 31, 2025.
(b)All shares were repurchased under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.
(c)As of March 31, 2025, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program totaled $40.3 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three month period ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: May 1, 2025
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)