Form 10-Q
period 2025-06-30
MASTEC INC
filed 2025-07-31
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of July 28, 2025, MasTec, Inc. had 78,907,954 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2025

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$3,544,705	$2,961,086	$6,392,423	$5,647,935
Costs of revenue, excluding depreciation and amortization	3,109,163	2,540,447	5,645,782	4,920,119
Depreciation	69,934	102,141	146,159	209,576
Amortization of intangible assets	32,687	33,611	65,323	67,301
General and administrative expenses	176,653	167,081	342,824	332,618
Interest expense, net	43,852	50,571	82,893	102,630
Equity in earnings of unconsolidated affiliates, net	(7,043)	(5,892)	(17,356)	(15,111)
Loss on extinguishment of debt	—	11,344	—	11,344
Other (income) expense, net	(1,334)	(1,329)	(2,939)	1,884
Income before income taxes	$120,793	$63,112	$129,737	$17,574
Provision for income taxes	(30,660)	(19,344)	(27,276)	(8,265)
Net income	$90,133	$43,768	$102,461	$9,309
Net income attributable to non-controlling interests	4,367	9,780	6,792	16,501
Net income (loss) attributable to MasTec, Inc.	$85,766	$33,988	$95,669	$(7,192)

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$1.10	$0.44	$1.23	$(0.09)
Basic weighted average common shares outstanding	77,684	78,038	77,937	77,984

Diluted earnings (loss) per share	$1.09	$0.43	$1.21	$(0.09)
Diluted weighted average common shares outstanding	78,521	78,860	78,750	77,984

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$90,133	$43,768	$102,461	$9,309
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	4,483	(998)	4,530	(1,379)
Unrealized (losses) gains on investment activity	(1,622)	123	(4,725)	2,847
Comprehensive income	$92,994	$42,893	$102,266	$10,777

Net income attributable to non-controlling interests	4,367	9,780	6,792	16,501
Foreign currency translation losses attributable to non-controlling interests	(5,094)	—	(5,094)	—
Comprehensive (loss) income attributable to non-controlling interests	$(727)	$9,780	$1,698	$16,501

Comprehensive income (loss) attributable to MasTec, Inc.	$93,721	$33,113	$100,568	$(5,724)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$191,052	$399,903
Accounts receivable, net of allowance	1,424,928	1,381,462
Contract assets	1,797,190	1,555,807
Inventories, net	108,528	107,345
Prepaid expenses	131,574	118,888
Other current assets	93,727	89,125
Total current assets	$3,746,999	$3,652,530
Property and equipment, net	1,657,125	1,548,916
Operating lease right-of-use assets	402,320	396,151
Goodwill, net	2,212,792	2,203,077
Other intangible assets, net	664,303	727,366
Other long-term assets	448,617	447,235
Total assets	$9,132,156	$8,975,275
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$160,660	$186,095
Current portion of operating lease liabilities	156,972	146,183
Accounts payable	1,218,063	1,105,747
Accrued salaries and wages	244,553	205,152
Other accrued expenses	464,075	455,043
Contract liabilities	698,060	735,625
Other current liabilities	125,275	165,854
Total current liabilities	$3,067,658	$2,999,699
Long-term debt, including finance leases	2,096,775	2,038,017
Long-term operating lease liabilities	256,253	261,303
Deferred income taxes	338,585	362,772
Other long-term liabilities	358,520	326,141
Total liabilities	$6,117,791	$5,987,932
Commitments and contingencies (Note 12)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,335,857 and 99,029,011 (including 1,304,396 and 1,130,020 of unvested stock awards) as of June 30, 2025 and December 31, 2024, respectively	9,933	9,903
Capital surplus	1,303,045	1,291,027
Retained earnings	2,404,250	2,308,581
Accumulated other comprehensive loss	(35,948)	(40,847)
Treasury stock, at cost: 20,422,329 and 19,719,796 shares as of June 30, 2025 and December 31, 2024, respectively	(734,133)	(656,807)
Total MasTec, Inc. shareholders’ equity	$2,947,147	$2,911,857
Non-controlling interests	$67,218	$75,486
Total equity	$3,014,365	$2,987,343
Total liabilities and equity	$9,132,156	$8,975,275

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Three Months Ended June 30, 2025
Balance as of March 31, 2025	99,325,262	$9,932	(20,052,361)	$(693,880)	$1,293,708	$2,318,484	$(43,903)	$2,884,341	$70,918	$2,955,259
Net income						85,766		85,766	4,367	90,133
Other comprehensive income (loss)							7,955	7,955	(5,094)	2,861
Non-cash stock-based compensation					9,371			9,371		9,371
Issuance of restricted shares, net	10,812	1			(1)			—		—
Shares withheld for taxes, net of other stock issuances	(217)	—			(33)			(33)		(33)
Acquisition of treasury stock, at cost			(369,968)	(40,253)				(40,253)		(40,253)
Distributions to non-controlling interests								—	(2,973)	(2,973)
Balance as of June 30, 2025	99,335,857	$9,933	(20,422,329)	$(734,133)	$1,303,045	$2,404,250	$(35,948)	$2,947,147	$67,218	$3,014,365

Three Months Ended June 30, 2024
Balance as of March 31, 2024	99,272,155	$9,927	(19,813,055)	$(659,913)	$1,270,291	$2,104,613	$(50,654)	$2,674,264	$15,760	$2,690,024
Net income						33,988		33,988	9,780	43,768
Other comprehensive loss							(875)	(875)	—	(875)
Non-cash stock-based compensation					7,025			7,025		7,025
Forfeiture of restricted shares, net	(227,257)	(23)			23			—		—
Shares withheld for taxes, net of other stock issuances	(347)	—			(38)			(38)		(38)
Distributions to non-controlling interests								—	(5,797)	(5,797)
Balance as of June 30, 2024	99,044,551	$9,904	(19,813,055)	$(659,913)	$1,277,301	$2,138,601	$(51,529)	$2,714,364	$19,743	$2,734,107

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2025
Balance as of December 31, 2024	99,029,011	$9,903	(19,719,796)	$(656,807)	$1,291,027	$2,308,581	$(40,847)	$2,911,857	$75,486	$2,987,343
Net income						95,669		95,669	6,792	102,461
Other comprehensive income (loss)							4,899	4,899	(5,094)	(195)
Non-cash stock-based compensation					16,314			16,314		16,314
Issuance of restricted shares, net	345,431	34			(34)			—		—
Shares withheld for taxes, net of other stock issuances	(38,585)	(4)			(4,262)			(4,266)		(4,266)
Acquisition of treasury stock, at cost			(702,533)	(77,326)				(77,326)		(77,326)
Distributions to non-controlling interests, net								—	(9,966)	(9,966)
Balance as of June 30, 2025	99,335,857	$9,933	(20,422,329)	$(734,133)	$1,303,045	$2,404,250	$(35,948)	$2,947,147	$67,218	$3,014,365

Six Months Ended June 30, 2024
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net (loss) income						(7,192)		(7,192)	16,501	9,309
Other comprehensive income							1,468	1,468	—	1,468
Non-cash stock-based compensation					16,698			16,698		16,698
Forfeiture of restricted shares, net	(16,611)	(2)			2			—		—
Shares withheld for taxes, net of other stock issuances	(31,972)	(3)			(2,759)			(2,762)		(2,762)
Distributions to non-controlling interests								—	(12,632)	(12,632)
Non-controlling interests assumed related to acquisitions								—	765	765
Balance as of June 30, 2024	99,044,551	$9,904	(19,813,055)	$(659,913)	$1,277,301	$2,138,601	$(51,529)	$2,714,364	$19,743	$2,734,107

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$102,461	$9,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,159	209,576
Amortization of intangible assets	65,323	67,301
Non-cash stock-based compensation expense	16,314	16,698
Benefit from deferred income taxes	(26,224)	(65,312)
Equity in earnings of unconsolidated affiliates, net	(17,356)	(15,111)
Gains on sales and impairments of assets, net	(8,831)	(9,415)
Loss on extinguishment of debt	—	11,344
Non-cash interest expense, net	2,545	2,885
Other non-cash items, net	(129)	12,714
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(41,145)	45,258
Contract assets	(240,582)	222,547
Inventories	(4,035)	10,113
Other assets, current and long-term portion	(17,635)	35,805
Accounts payable and accrued expenses	140,518	(312,882)
Contract liabilities	(37,550)	139,745
Other liabilities, current and long-term portion	4,178	(8,376)
Net cash provided by operating activities	$84,011	$372,199
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(7,246)	(61)
Capital expenditures	(111,076)	(56,907)
Proceeds from sales of property and equipment	26,659	31,079
Payments for other investments	—	(884)
Proceeds from other investments	2,650	—
Other investing activities, net	2,360	2,303
Net cash used in investing activities	$(86,653)	$(24,470)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	2,876,247	2,108,500
Repayments of credit facilities and term loans	(2,892,143)	(2,933,375)
Proceeds from issuance of 5.900% senior notes	—	549,758
Repayments of 6.625% senior notes	—	(203,709)
Payments of finance lease obligations	(77,682)	(71,226)
Repurchases of common stock	(77,326)	—
Payments of acquisition-related contingent consideration	(11,873)	(2,874)
Payments to non-controlling interests, including acquisition of interests and distributions	(9,966)	(12,632)
Payments for stock-based awards	(4,796)	(2,761)
Other financing activities, net	(9,735)	(10,759)
Net cash used in financing activities	$(207,274)	$(579,078)
Effect of currency translation on cash	1,065	(626)
Net decrease in cash and cash equivalents	$(208,851)	$(231,975)
Cash and cash equivalents - beginning of period	$399,903	$529,561
Cash and cash equivalents - end of period	$191,052	$297,586

Supplemental cash flow information:
Interest paid	$87,830	$104,622
Income taxes paid, net of refunds	$33,913	$44,996
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$132,200	$53,093

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec,” or the “Company”) is a leading North American infrastructure engineering and construction company focused primarily on engineering, building, installation, maintenance and upgrade of communications, energy and utility and other infrastructure, such as: wireless, wireline/fiber; power delivery infrastructure, including transmission, distribution, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other.
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

Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 45% and 40% of consolidated revenue for the three months ended June 30, 2025 and 2024, respectively, and totaled 46% and 40% for the six months ended June 30, 2025 and 2024, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 1% and 2% of consolidated revenue for the three months ended June 30, 2025 and 2024, respectively, and totaled approximately 2% for both the six months ended June 30, 2025 and 2024.
The total transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method are based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated. For both the six months ended June 30, 2025 and 2024, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2024 and 2023, respectively. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods positively affected revenue by approximately 0.9% and 0.4% for the three months ended June 30, 2025 and 2024, respectively, and such net changes positively affected revenue by approximately 1.3% and 0.2% for the six months ended June 30, 2025 and 2024, respectively.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of June 30, 2025, the amount of the Company’s remaining performance obligations was $11.4 billion. Based on current expectations, the Company anticipates it will recognize approximately $5.4 billion, or 47.5%, of its remaining performance obligations as revenue during 2025, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of June 30, 2025 and December 31, 2024, the Company’s contract transaction prices included approximately $184 million and $139 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of June 30, 2025, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure, Power Delivery and Pipeline Infrastructure segments, whereas as of December 31, 2024, such activity primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Supplier Financing Program
The Company has provided certain of its suppliers with access to a supplier finance program administered through a third party, which facilitates participating suppliers’ ability to finance payments due from the Company through third-party financial institutions. Participating suppliers may, at their sole discretion, receive payment of the Company’s obligation prior to the scheduled due dates, at a discounted price from the third party. The Company agrees to pay the financial institution the stated amount generally within 60 days of receipt of the invoice. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. The Company does not have pledged assets or other guarantees under the program. As of June 30, 2025 and December 31, 2024, the outstanding payment obligations under the Company’s supplier finance program totaled approximately $96.7 million and

$12.4 million, respectively, which amounts are recorded within accounts payable in the consolidated balance sheets. The associated payments are included within operating activities in the consolidated statements of cash flows.
Recent Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2024 Form 10-K.
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) to clarify existing guidance and reduce diversity in practice in the accounting for joint ventures. ASU 2023-05 addressed the accounting for contributions made to a joint venture upon formation in a joint venture’s separate financial statements. The provisions of this ASU required that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The amendments in this ASU were not applicable to the formation of proportionately consolidated joint ventures. ASU 2023-05 was effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The prospective adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company has determined that the effects of adopting this ASU will only impact its disclosures and the Company does not expect that it will have a material effect on its consolidated financial statements or results of its operations when adopted. The Company continues to evaluate the effects of this ASU on its income tax disclosures.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. ASU 2025-03 is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company does not expect that this ASU will have a material effect on the Company’s consolidated financial statements.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted	$85,766	$33,988	$95,669	$(7,192)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	77,684	78,038	77,937	77,984
Dilutive common stock equivalents (a)	837	822	813	—
Weighted average shares outstanding - diluted	78,521	78,860	78,750	77,984
(a) For the three months ended June 30, 2025 and 2024, anti-dilutive common stock equivalents totaled approximately 4,000 and 5,000, respectively, and for the six months ended June 30, 2025 and 2024, such shares totaled approximately 208,000 and 929,000, respectively.

Share Repurchases. For the three and six months ended June 30, 2025, the Company repurchased 369,968 and 702,533 shares of its common stock, respectively, the effect of which on the Company’s weighted average shares outstanding was a reduction of approximately 630,000 and 372,000 shares for the respective periods. There were no share repurchases in either of the three or six months ended June 30, 2024. See Note 9 – Equity for details of the Company’s share repurchase transactions.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the period indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total Goodwill
Goodwill, gross, as of December 31, 2024 (a)	$546.5	$742.3	$395.4	$629.2	$2,313.4
Accumulated impairment loss (b)	—	—	—	(110.3)	(110.3)
Goodwill, net, as of December 31, 2024 (a)	$546.5	$742.3	$395.4	$518.9	$2,203.1
Measurement period adjustments (c)	—	3.4	1.8	0.7	5.9
Currency translation adjustments	—	—	—	3.8	3.8
Goodwill, net, as of June 30, 2025	$546.5	$745.7	$397.2	$523.4	$2,212.8
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 11 – Segments and Related Information for additional information.
(b)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
(c)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names	Other (a)	Total
Other intangible assets, gross, as of December 31, 2024	$1,057.6	$226.1	$76.5	$1,360.2
Accumulated amortization	(523.4)	(63.1)	(46.3)	(632.8)
Other intangible assets, net, as of December 31, 2024	$534.2	$163.0	$30.2	$727.4
Currency translation adjustments	1.4	0.1	0.7	2.2
Amortization expense	(52.5)	(10.3)	(2.5)	(65.3)
Other intangible assets, net, as of June 30, 2025	$483.1	$152.8	$28.4	$664.3
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
Based on the results of the quantitative assessments, the estimated fair values of all the impacted reporting units substantially exceeded their carrying values as of March 31, 2025, therefore no goodwill impairment existed. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values.
During the three months ended June 30, 2025, no events occurred that would indicate it was more likely than not that a goodwill impairment exists. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, market interest rates or other market disruptions, including from geopolitical or other events, could result in non-cash impairment charges to goodwill in the future.

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
The aggregate purchase price of the Company’s 2024 acquisitions was composed of approximately $88 million in cash, net of cash acquired, and a five year earn-out liability valued at approximately $56 million with respect to one of such acquisitions. In connection with the acquisition within the Company’s Pipeline Infrastructure segment, MasTec acquired 60% of the equity interest of the company in exchange for consideration transferred of cash and a 40% equity interest in a MasTec Canadian subsidiary. Determination of the estimated fair values of net assets acquired and consideration transferred for two of these acquisitions, which have been accounted for as business combinations under ASC Topic 805, Business Combinations (“ASC 805”), was preliminary as of June 30, 2025; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date. As of June 30, 2025, the remaining potential undiscounted earn-out liabilities for the 2024 acquisitions was estimated to be between $25 million and $55 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $47 million of the goodwill balance related to the 2024 acquisitions is expected to be tax deductible as of June 30, 2025.
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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 10.5% as of June 30, 2025, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of June 30, 2025, the range of potential undiscounted Earn-out liabilities was estimated to be between $38 million and $101 million; however, there is no maximum payment amount.

Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. The following table, which may contain slight summation differences due to rounding, provides a reconciliation of changes in Earn-out liabilities measured at fair value for the periods indicated (in millions):

	Six Months Ended June 30,
	2025	2024
Balance as of beginning of period (a)	$112.7	$77.4
Fair value adjustments (b)	(3.7)	(1.8)
Payments	(19.2)	(4.6)
Balance as of end of period (a)	$89.8	$71.1
(a)Earn-out liabilities included within other current liabilities totaled approximately $50.7 million and $70.0 million as of June 30, 2025 and December 31, 2024, respectively.
(b)For the six months ended June 30, 2025, fair value adjustments related primarily to decreases within the Company’s Power Delivery segment, which were partially offset by increases primarily within the Company’s Pipeline Infrastructure segment. For the six months ended June 30, 2024, such adjustments related primarily to acquisitions within the Company’s Communications and Pipeline Infrastructure segment.
Equity Investments
The Company’s equity investments as of June 30, 2025 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of both June 30, 2025 and December 31, 2024, the aggregate carrying value of the Company’s equity investments, which are recorded within other long-term assets in the consolidated balance sheets, totaled approximately $330 million. There were no impairments related to these investments in any of the three or six months ended June 30, 2025 or 2024.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $144.5 million as of June 30, 2025. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $289 million and $287 million as of June 30, 2025 and December 31, 2024, respectively. The table below reflects the investment activity of the Waha JVs for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity in earnings (a)	$7.8	$6.4	$16.0	$14.1
Distributions of earnings (b)	6.1	5.1	9.8	9.3
(a)Equity in earnings related to the Company’s proportionate share of income from the Waha JVs is included within the Company’s Other segment.
(b)Distributions of earnings from the Waha JVs are included within operating cash flows.
Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. The Company made no equity contributions to these other entities for the six months ended June 30, 2025, and made equity contributions of approximately $0.2 million for the six months ended June 30, 2024. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $0.6 million and $2.0 million for the three and six months ended June 30, 2025, respectively, and totaled approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, related amounts payable to these entities totaled approximately $0.2 million and $0.3 million, respectively. In addition, the Company advanced approximately $0.1 million to certain of these entities for the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, receivables related to these arrangements totaled approximately $4.0 million and $4.1 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of June 30, 2025, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in the first quarter of 2024. As of June 30, 2025 and December 31, 2024, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $140.9 million and $134.8 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $136.8 million and $132.8 million as of June 30, 2025 and December 31, 2024, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $22 million and $23 million as of June 30, 2025 and December 31, 2024, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $30 million and $34 million as of June 30, 2025 and December 31, 2024, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the periods indicated (in millions):

	June 30, 2025	December 31, 2024
Contract billings	$1,442.7	$1,400.6
Less allowance	(17.8)	(19.1)
Accounts receivable, net of allowance	$1,424.9	$1,381.5

Retainage	$322.0	$335.3
Unbilled receivables	1,475.2	1,220.5
Contract assets	$1,797.2	$1,555.8
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables, which are included in contract assets, represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. For the six months ended June 30, 2025, provisions for credit losses totaled a recovery of approximately $1.1 million and for the six months ended June 30, 2024, provisions for credit losses totaled approximately $3.9 million, both of which included certain project-specific reserves. Impairment losses on contract assets were not material in either period.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue and also include the amount of any accrued project losses. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Total contract liabilities, including accrued project losses, totaled approximately $698.1 million and $735.6 million as of June 30, 2025 and December 31, 2024, respectively, of which deferred revenue comprised approximately $683.7 million and $725.1 million, respectively. As of June 30, 2025, the decrease in contract liabilities was driven primarily by ordinary course project activity, including in connection with project completions within the Company’s Pipeline Infrastructure segment and the associated recognition of revenue on amounts that were previously recorded as contract liabilities, while the increase in contract assets was driven primarily by ordinary course project activity, including in connection with increased project volume primarily within the Company’s Communications segment. For the six months ended June 30, 2025 and 2024, the Company recognized revenue of approximately $668.9 million and $374.1 million, respectively, related to amounts that were included in deferred revenue as of the end of each respective prior year, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the six months ended June 30, 2025 and 2024, the Company sold approximately $236 million and $228 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of June 30, 2025 and December 31, 2024, outstanding sold receivables related thereto totaled approximately $128 million and $84 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $6.6 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively, and totaled approximately $12.0 million and $10.3 million for the six months ended June 30, 2025 and 2024, respectively.

Note 6 – Debt
The following table provides details of the carrying values of debt as of the periods indicated (in millions):

Description	Maturity Date	June 30, 2025	December 31, 2024
Senior credit facility:	June 26, 2030
Revolving loans		$47.0	$43.1
Term loan (a)		—	332.5
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	550.0
6.625% Senior Notes	August 15, 2029	72.0	71.6
2025 Term Loan Facility	June 26, 2028	600.0	—
Five-Year Term Loan Facility		—	285.0
Finance lease and other obligations		405.5	356.5
Total debt obligations		$2,274.5	$2,238.7
Less unamortized deferred financing costs		(17.0)	(14.6)
Total debt, net of deferred financing costs		$2,257.5	$2,224.1
Current portion of long-term debt		160.7	186.1
Long-term debt		$2,096.8	$2,038.0
(a)    The term loan was terminated and fully repaid as of June 30, 2025, pursuant to the terms of the amended and restated senior unsecured credit facility, as described below.
Senior Credit Facility
On June 26, 2025, the Company entered into an amended and restated five-year, senior unsecured credit facility (the “Credit Facility”) replacing the November 1, 2021 senior unsecured credit facility (“Existing Credit Agreement”) that would otherwise have terminated on November 1, 2026. The amendment, among other items, maintained revolving commitments of an aggregate amount of $1.9 billion, terminated the term loan under the Existing Credit Agreement, and extended the maturity of the senior secured credit facility from November 1, 2026 to June 26, 2030. The amendment also eliminated certain restrictions on the ability of the Company to make distributions or repurchase capital stock, the requirement of the Company to maintain a minimum consolidated interest coverage ratio and certain other negative covenants. All other material terms and conditions of the Credit Facility were substantially unchanged. The Credit Facility allows the Company to borrow up to an aggregate equivalent amount of $300 million in revolving advances in either Canadian dollars or Mexican pesos. The maximum amount available for letters of credit under the Credit Facility is $750 million, of which up to $250 million can be denominated in either Canadian dollars or Mexican pesos. The Credit Facility also provides for swing line loans of up to $125 million, and, subject to certain conditions, the Company has the option to increase revolving commitments as defined in the Credit Facility. As of June 30, 2025 and December 31, 2024, the fair value of the Credit Facility, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Outstanding revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, TIIE, or Term CORRA, in each case as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) Base Rate, as defined below, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee ranging from 1.125% to 1.625%, and performance standby letters of credit issued under such Credit Facility are subject to a letter of credit fee ranging from 0.3125% to 0.6875%. The Company must also pay a commitment fee to the lenders ranging from 0.150% to 0.225% on any unused availability under the Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the Credit Facility, as of the most recent fiscal quarter.
As of June 30, 2025 and December 31, 2024, outstanding revolving loans, which included $47.0 million and $43.1 million, respectively, of borrowings denominated in Canadian dollars, accrued interest at weighted average rates of approximately 4.00% and 4.97% per annum, respectively. Letters of credit of approximately $20.2 million and $64.3 million were issued as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, letter of credit fees accrued at 0.4375% and 0.5625% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.250% and 1.375% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation.
As of June 30, 2025 and December 31, 2024, availability for revolving loans totaled $1,832.8 million and $1,792.6 million, respectively, or up to $729.8 million and $585.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $253.0 million and $256.9 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2025 and December 31, 2024, respectively. The unused facility fee as of June 30, 2025 and December 31, 2024 accrued at rates of 0.175% and 0.200% per annum, respectively.
Other Credit Facilities
The Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of June 30, 2025 and December 31, 2024, letters of credit issued under this facility totaled $33.4 million and $17.4 million, respectively, which accrued fees at 0.50% and 0.75% per annum, respectively.

Senior Notes
As of both June 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s 4.500% senior notes due August 15, 2028 (the “4.500% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $591.6 million and $581.9 million, respectively. As of both June 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”) totaled $550.0 million, and their estimated fair value totaled approximately $569.6 million and $558.8 million, respectively. As of June 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 (the “6.625% Senior Notes”) totaled $72.0 million and $71.6 million, respectively, and their estimated fair value approximated their carrying value for both respective periods. As of June 30, 2025 and December 31, 2024, the estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs.
2025 Term Loan Facility
On June 26, 2025, the Company entered into a new $600 million senior unsecured term loan agreement (the “2025 Term Loan Facility”). The 2025 Term Loan Facility will mature on June 26, 2028, and the loans thereunder are not subject to amortization and are not guaranteed or secured by any assets of the Company or any of its subsidiaries. As of June 30, 2025, the Company had $600 million outstanding under the 2025 Term Loan Facility. The fair value of the 2025 Term Loan Facility as of June 30, 2025, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value. Using the net proceeds from the 2025 Term Loan Facility, together with available cash, the Company repaid the $328.1 million term loan under the Existing Credit Agreement and the remaining $277.5 million of the Company’s unsecured five-year term loan (“the Five-Year Term Loan”) due October 7, 2027.
Outstanding loans under the 2025 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the 2025 Term Loan Facility, plus a margin of 1.00% to 1.50%, or (b) a Base Rate, as defined below, plus a margin of up to 0.50%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the 2025 Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the 2025 Term Loan Facility, as of the most recent fiscal quarter. As of June 30, 2025, the 2025 Term Loan Facility accrued interest at a rate of 5.446%.
Five-Year Term Loan Facility
As described above, the Company used a portion of the net proceeds from the 2025 Term Loan Facility, together with available cash, to repay the remaining $277.5 million of the Five-Year Term Loan that would otherwise have matured on October 7, 2027.
Debt Covenants
The Company’s Credit Facility and 2025 Term Loan Facility contain affirmative and negative covenants that, among other things, limit the Company’s ability to engage in certain activities, including, but not limited to, acquisitions, mergers and consolidations, debt incurrence, investments, asset sales and lien incurrence. In addition, the Credit Facility and 2025 Term Loan Facility provide for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies. The Credit Facility and 2025 Term Loan Facility require the Company to maintain a maximum Consolidated Leverage Ratio, as defined in the Credit Facility and 2025 Term Loan Facility, respectively, of not more than 3.50:1.00 as of the end of any fiscal quarter (except that, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $200 million occurs, such ratio is increased to 4.00:1.00 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters). For purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness, as defined in the Credit Facility and 2025 Term Loan Facility, respectively.
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both June 30, 2025 and December 31, 2024.
Additional Information
In connection with the amended and restated Credit Facility and the 2025 Term Loan Facility, deferred financing costs of $4.2 million and $1.2 million, respectively, were incurred and are being amortized over the respective terms of those instruments. Such amortization is included in interest expense, net in the consolidated statements of operations.
As of June 30, 2025 and December 31, 2024, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $14.8 million and $20.8 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 – Debt in the Company’s 2024 Form 10-K.
Note 7 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and other facility, vehicle and equipment needs, including certain related party leases. As of June 30, 2025, the Company’s leases have remaining lease terms of up to 14 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.

Finance Leases
The gross amount of assets held under finance leases as of June 30, 2025 and December 31, 2024 totaled $800.0 million and $713.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $553.2 million and $473.0 million as of June 30, 2025 and December 31, 2024, respectively. Depreciation expense associated with finance leases totaled $17.8 million and $22.7 million for the three months ended June 30, 2025 and 2024, respectively, and totaled $36.9 million and $46.9 million for the six months ended June 30, 2025 and 2024, respectively.
Operating Leases
Operating lease additions for the three months ended June 30, 2025 and 2024 totaled $47.5 million and $35.6 million, respectively, and for the six months ended June 30, 2025 and 2024, totaled $96.5 million and $115.8 million, respectively. For the three months ended June 30, 2025 and 2024, rent expense for leases that have terms in excess of one year totaled approximately $53.8 million and $48.9 million, respectively, of which $5.1 million and $4.6 million, respectively, represented variable lease costs. For the six months ended June 30, 2025 and 2024, rent expense for such leases totaled approximately $105.1 million and $97.4 million, respectively, of which $10.1 million and $9.3 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $148.2 million and $125.4 million for the three months ended June 30, 2025 and 2024, respectively, and totaling approximately $282.6 million and $261.0 million for the six months ended June 30, 2025 and 2024, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of June 30, 2025 were as follows (in millions):

	Finance Leases	Operating Leases
2025, remaining six months	$81.1	$90.7
2026	118.5	151.6
2027	78.6	100.7
2028	52.0	54.6
2029	24.0	22.4
Thereafter	3.4	36.7
Total minimum lease payments	$357.6	$456.7
Less amounts representing interest	(24.4)	(43.4)
Total lease obligations, net of interest	$333.2	$413.3
Less current portion	139.7	157.0
Long-term portion of lease obligations, net of interest	$193.5	$256.3
The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the periods indicated:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Finance leases	3.0	2.7
Operating leases	3.6	3.7
Weighted average discount rate:
Finance leases	4.7%	4.8%
Operating leases	5.3%	5.1%
Note 8 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2025, there were approximately 4,012,000 shares available for future grants. Non-cash stock-based compensation expense under all plans totaled approximately $9.4 million and $7.0 million for the three months ended June 30, 2025 and 2024, respectively, and totaled approximately $16.3 million and $16.7 million for the six months ended June 30, 2025 and 2024, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.7 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, income tax benefits totaled $3.3 million and $3.0 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.4 million and net tax shortfalls totaling $0.1 million for the respective periods.

Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of June 30, 2025, total unearned compensation related to restricted shares was approximately $63.4 million, which amount is expected to be recognized over a weighted average period of approximately 2.2 years. The fair value of restricted shares that vested totaled approximately $0.5 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and totaled approximately $21.3 million and $14.4 million for the six months ended June 30, 2025 and 2024, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2024	1,131,020	$75.48
Granted	378,900	120.84
Vested	(171,055)	87.85
Canceled/forfeited	(34,469)	100.98
Non-vested restricted shares, as of June 30, 2025	1,304,396	$86.36
(a)    Includes 1,000 restricted stock units as of December 31, 2024.
Note 9 – Equity
Share Repurchases
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. For the three and six months ended June 30, 2025, the Company repurchased 0.4 million and 0.7 million shares of its common stock, respectively, for an aggregate purchase price totaling $40.3 million and $77.3 million, respectively, which completed the Company’s $150 million March 2020 share repurchase program. There were no share repurchases under the Company’s share repurchase program during the six months ended June 30, 2024. In May 2025, the Company’s Board of Directors authorized a new $250 million share repurchase program, for which the full amount remains available for future share repurchases as of June 30, 2025. The Company’s share repurchase program does not have an expiration date and may be modified or suspended at any time at the Company’s discretion.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, in each of the three and six months ended June 30, 2025 and 2024 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss in each of the three and six months ended June 30, 2025 and 2024 relates to unrealized investment gains or losses associated with interest rate swaps for the Waha JVs.
Note 10 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three months ended June 30, 2025 and 2024, the Company’s consolidated effective tax rates were 25.4% and 30.7%, respectively, and for the six months ended June 30, 2025 and 2024 were 21.0% and 47.0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by an increase in income tax expense due to higher pre-tax income. For the six months ended June 30, 2024, the Company’s effective tax rate included the effect of a higher percentage of non-deductible expenses relative to pre-tax income.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on our financial position, results of operations, and cash flows.
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

Three Months Ended June 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2025:
Revenue (a)	$836.9	$1,131.4	$1,045.6	$539.7	$—	$(8.9)	$3,544.7
Costs of revenue, excluding depreciation and amortization	733.3	1,002.9	919.2	462.2	—	(8.9)	3,108.7
Other segment items (b)	21.0	45.2	35.1	15.4	(7.2)	—	109.5
EBITDA	$82.6	$83.3	$91.3	$62.1	$7.2	$—	$326.5

2024: (c)
Revenue (a)	$591.1	$942.3	$868.4	$572.4	$—	$(13.1)	$2,961.1
Costs of revenue, excluding depreciation and amortization	518.6	847.4	754.1	423.4	—	(13.1)	2,530.4
Other segment items (b)	19.4	47.5	34.2	13.9	(2.8)	—	112.2
EBITDA	$53.1	$47.4	$80.1	$135.1	$2.8	$—	$318.6

Six Months Ended June 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2025:
Revenue (a)	$1,517.8	$2,047.2	$1,945.3	$896.2	$—	$(14.1)	$6,392.4
Costs of revenue, excluding depreciation and amortization	1,349.3	1,810.4	1,736.6	762.5	—	(14.0)	5,644.8
Other segment items (b)	39.1	96.4	66.0	27.1	(15.2)	(0.1)	213.3
EBITDA	$129.4	$140.4	$142.7	$106.6	$15.2	$—	$534.3

2024: (c)
Revenue (a)	$1,096.7	$1,695.8	$1,666.3	$1,206.2	$—	$(17.1)	$5,647.9
Costs of revenue, excluding depreciation and amortization	977.9	1,537.3	1,463.2	941.6	—	(17.0)	4,903.0
Other segment items (b)	40.0	90.7	72.5	36.8	(9.8)	(0.1)	230.1
EBITDA	$78.8	$67.8	$130.6	$227.8	$9.8	$—	$514.8
(a)    Total consolidated revenue equals total reportable segment revenue of $3,544.7 million and $2,961.1 million for the three months ended June 30, 2025 and 2024, respectively, and $6,392.4 million and $5,647.9 million for the six months ended June 30, 2025 and 2024, respectively, as there is no revenue recorded within Corporate results.
(b)    For each of the three and six months ended June 30, 2025 and 2024, other segment items for each reportable segment includes general and administrative expenses, equity in earnings or losses of unconsolidated affiliates, net, and other income or expense, net.
(c)    Recast to reflect first quarter of 2025 segment changes.

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation:	2025	2024	2025	2024
Income before income taxes	$120.8	$63.1	$129.7	$17.6
Plus:
Interest expense, net	43.9	50.6	82.9	102.6
Depreciation	69.9	102.1	146.2	209.6
Amortization	32.7	33.6	65.3	67.3
Corporate	59.3	69.2	110.2	117.7
Segment EBITDA	$326.5	$318.6	$534.3	$514.8
For both the three and six months ended June 30, 2024, Corporate included a loss on debt extinguishment of $11.3 million.

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization:	2025	2024 (a)	2025	2024 (a)
Communications	$13.4	$19.9	$29.6	$40.7
Clean Energy and Infrastructure	26.9	31.2	54.6	63.5
Power Delivery	35.0	46.5	72.1	93.3
Pipeline Infrastructure	25.1	35.7	50.9	74.3
Other	—	—	—	—
Corporate	2.2	2.5	4.3	5.1
Consolidated depreciation and amortization	$102.6	$135.8	$211.5	$276.9
(a)    Recast to reflect first quarter of 2025 segment changes.

Assets:	June 30, 2025	December 31, 2024 (a)
Communications	$1,824.7	$1,673.8
Clean Energy and Infrastructure	2,543.7	2,706.4
Power Delivery	2,566.5	2,489.9
Pipeline Infrastructure	1,710.1	1,599.7
Other	318.0	318.2
Corporate	169.2	187.3
Consolidated assets	$9,132.2	$8,975.3
(a)    Recast to reflect first quarter of 2025 segment changes.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures:	2025	2024 (a)	2025	2024 (a)
Communications	$9.1	$5.3	$16.2	$8.7
Clean Energy and Infrastructure	11.4	7.6	19.3	12.9
Power Delivery	19.7	10.3	40.9	18.1
Pipeline Infrastructure	21.6	7.3	31.6	14.4
Other	—	—	—	—
Corporate	2.0	1.0	3.1	2.8
Consolidated capital expenditures	$63.8	$31.5	$111.1	$56.9
(a)    Recast to reflect first quarter of 2025 segment changes.
Foreign Operations. MasTec operates primarily within the United States and Canada, and, to a far lesser extent, the Caribbean, India and Mexico. Revenue derived from foreign operations totaled $43.9 million and $24.2 million for the three months ended June 30, 2025 and 2024, respectively, and totaled $93.6 million and $50.9 million for the six months ended June 30, 2025 and 2024, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Pipeline Infrastructure segment. As of June 30, 2025 and December 31, 2024, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $24.3 million and $25.3 million, respectively, and intangible assets and goodwill, net, of $112.4 million and $108.8 million, for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations.
Significant Customers. For both the three and six months ended June 30, 2025, AT&T represented approximately 11% of the Company’s total consolidated revenue. The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for maintenance services and construction/installation contracts for wireless and wireline, and for which the related revenue is included primarily within the Communications segment. No customer represented greater than 10% of the Company’s total consolidated revenue in either of the three or six months ended June 30, 2024. Revenue from governmental entities for the three months ended June 30, 2025 and 2024 totaled approximately 13% and 14% of total revenue, respectively, and for both the six months ended June 30, 2025 and 2024, totaled approximately 13% of total revenue, all of which was derived from its U.S. operations.
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
Acquired Legacy Solar Matter
See Note 14 – Commitments and Contingencies contained within the Company’s audited consolidated financial statements filed with its 2024 Form 10-K for additional information regarding the acquired legacy solar matter, with respect to which, in January 2025, the parties agreed to a negotiated settlement and mutual releases in exchange for the payment to the plaintiffs by Infrastructure and Energy Alternatives, Inc. (“IEA”) and its subsidiary, IEA Constructors, LLC, of an immaterial amount of cash. There have been no material developments since the filing of such Form 10-K.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 7 – Lease Obligations and Note 13 – Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors, and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2025 and December 31, 2024, there were $53.6 million and $81.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2025 or December 31, 2024.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2025 and December 31, 2024, outstanding performance and payment bonds approximated $8.5 billion and $7.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $2.6 billion and $2.2 billion, respectively. Included in these balances as of June 30, 2025 and December 31, 2024 are $1,255.1 million and $838.7 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of five civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2025, the Company was not aware of material claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2025 and December 31, 2024 are amounts held by entities that are proportionately consolidated totaling $37.8 million and $46.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 – Fair Value of Financial Instruments and Note 13 – Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $3.2 million and $2.2 million as of June 30, 2025 and December 31, 2024, respectively, which amounts are generally not available for use in the Company’s other operations.
As of June 30, 2025 and December 31, 2024, MasTec’s estimated gross liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $275.7 million and $251.0 million, respectively, of which $202.0 million and $184.1 million was reflected within other long-term liabilities, with the remainder reflected within other accrued expenses, in the consolidated balance sheets as of the respective periods. Related insurance recoveries/receivables totaled $26.0 million and $24.4 million as of June 30, 2025 and December 31, 2024, respectively, of which $22.7 million and $21.4 million was reflected within other long-term assets, with the remainder reflected within other current assets, in the consolidated balance sheets as of the respective periods.
MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.1 million and $4.7 million as of June 30, 2025 and December 31, 2024, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $7.5 million and $8.7 million as of June 30, 2025 and December 31, 2024, respectively. Outstanding surety bonds related to self-insurance programs amounted to $193.7 million and $196.3 million as of June 30, 2025 and December 31, 2024, respectively.
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
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both June 30, 2025 and December 31, 2024, the Company had accrued project close-out liabilities of approximately $20 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,365 customers for the six months ended June 30, 2025. As of both June 30, 2025 and December 31, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. The Company derived approximately 36% of its revenue from its top ten customers for both the three months ended June 30, 2025 and 2024, and derived approximately 35% and 39% of such revenue for the six months ended June 30, 2025 and 2024, respectively.
Note 13 – Related Party Transactions
The Company rents and leases equipment and purchases certain supplies and servicing from CCI, an entity in which Juan Carlos Mas, who is an immediate family member of the Company’s CEO and its Chairman of the Board, serves as the chairman. Additionally, a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners of CCI. For the three months ended June 30, 2025 and 2024, MasTec paid CCI approximately $1.2 million and $2.8 million, respectively, and for the six months ended June 30, 2025 and 2024, MasTec paid approximately $2.7 million and $8.6 million, respectively, for such services. Amounts payable to CCI totaled approximately $1.1 million and $0.7 million as of June 30, 2025 and December 31, 2024, respectively. The Company also rents equipment to CCI and revenue from such rentals totaled approximately $0.3 million for the six months ended June 30, 2025, and for both the three and six months ended June 30, 2024, revenue from such rentals totaled approximately $0.2 million.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three months ended June 30, 2025 and 2024, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $1.3 million and $1.2 million, respectively, and for the six months ended June 30, 2025 and 2024, subcontracting expenses totaled approximately $1.4 million and $4.9 million, respectively. Related amounts payable totaled approximately $1.3 million as of June 30, 2025
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. For the three months ended June 30, 2025 and 2024, payments related to this leasing arrangement totaled approximately $1.4 million and $1.6 million, respectively, and for the six months ended June 30, 2025 and 2024, MasTec paid approximately $2.8 million and $2.9 million, respectively.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as wireless infrastructure services. Construction services related to site preparation for a new soccer complex began in 2023. For the three months ended June 30, 2025 and 2024, revenue under these arrangements totaled approximately $18.7 million and $3.6 million, respectively, and totaled approximately $29.6 million and $8.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, amounts receivable related to these arrangements totaled approximately $17.3 million and $12.8 million, respectively. Payments for other expenses related to the Franchise totaled approximately $0.2 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and totaled approximately $0.6 million for both the six months ended June 30, 2025 and 2024.
MasTec has a subcontracting arrangement to perform construction services for an entity in which José R. Mas had a minority interest, and a member of management of a MasTec subsidiary owned the remaining interest. On January 1, 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million.
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. The Company made no payments in connection with these agreements during 2025. For both the three and six months ended June 30, 2024, the Company paid approximately $0.7 million in connection with these agreements. As of both June 30, 2025 and December 31, 2024, life insurance assets associated with these agreements totaled approximately $27.5 million.
In any given year, the Company may engage in certain transactions on behalf of or to former owners of acquired businesses (“former owners”) and/or entities in which members of subsidiary management have ownership or commercial interests (“related entities or entity”). A summary of these related party transactions for the periods indicated is noted below.
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, related entities. For the three months ended June 30, 2025 and 2024, payments to these related entities totaled approximately $9.3 million and $8.3 million, respectively, and for the six months ended June 30, 2025 and 2024, such payments totaled approximately $16.7 million and $18.6 million, respectively. Revenue from such arrangements totaled approximately $3.4 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively, and totaled approximately $5.0 million and $8.6 million for the six months ended June 30, 2025 and 2024, respectively. Payables associated with such arrangements totaled approximately $2.6 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled receivables of approximately $3.6 million and $3.9 million, respectively.
The Company made advances of $0.3 million on behalf of or to former owners during the six months ended June 30, 2024, which were obligated to be repaid under the provisions of the related purchase agreements. As of December 31, 2024, amounts receivable for such advances totaled approximately $0.2 million and were repaid in 2025.
Additionally, the Company had certain arrangements with a related entity, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. This letter of credit was cancelled as of March 31, 2025. Income recognized in connection with these arrangements totaled approximately $0.2 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. As of December 31, 2024, related amounts receivable totaled approximately $0.4 million, which were repaid in 2025.

Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries. The Company sold certain minority interests in these entities to members of management of a MasTec subsidiary for $7.1 million of notes receivable in a prior year. These notes, of which approximately $2.3 million and $3.2 million was outstanding as of June 30, 2025 and December 31, 2024, respectively, are recorded within other current or long-term assets, as appropriate, in the consolidated financial statements. The notes bear interest at a rate of 5.0% per annum. For the six months ended June 30, 2025 and 2024, the Company recognized interest income related to these notes of approximately $0.1 million and $0.2 million, respectively.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended June 30, 2025 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2024 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions. Interest rates, particularly long-term rates, remain elevated and the timing, direction and extent of any future interest rate changes from the Federal Reserve remain uncertain. We expect the remainder of 2025 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing levels of cost inflation due, in part, to trade actions discussed below, and potential market volatility, any or all of which could adversely affect our costs and customer demand.
As disclosed within our “Risk Factors” in our 2024 Form 10-K and Item 1A, “Risk Factors” of this Form 10-Q, we are subject to risks related to, among other factors, trade actions, including tariffs, that may have significant effects on macroeconomic conditions. During the first half of 2025, the U.S. government announced or imposed a variety of tariff actions, in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports. These actions have increased the cost of importing certain construction materials into the U.S., including steel, concrete, copper and solar panels, and have caused disruption and uncertainty to both international trade and supply chains, as well as financial markets. It is unclear to what extent, if not yet already, when and for how long announced trade actions will be implemented.
While these trade actions have not had a meaningful impact on the results of our operations, we are monitoring and evaluating the potential impacts of these newly imposed and proposed tariffs and other trade measures, including potential impacts to our customers, as well as our ability to mitigate their related impacts. However, the tariff environment remains highly dynamic and there is no assurance that we will be successful in mitigating such impacts. Economic experts and policy makers have cautioned that prolonged disruptions to global trade from tariffs and other trade actions could increase inflation, which could also affect our customers’ capital spending plans and demand for our services.
Further, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. This legislation increases federal support for oil and gas production while reducing support for renewable energy and infrastructure development. Notably, the OBBBA accelerates the phaseout of certain clean energy tax credits established under the Inflation Reduction Act (the “IRA”), including the clean electricity production and investment credits for solar and wind projects. These credits will no longer apply to projects that begin construction more than 12 months after the enactment date, or that are placed in service after December 31, 2027. Certain provisions of the OBBBA remain subject to further regulatory interpretation and implementation that are expected to be finalized during the remainder of 2025. The OBBBA, along with other evolving trade and immigration policies, may have both positive and negative effects on our business. Potential impacts include, but are not limited to, shifts in the timing and scope of customer projects, fluctuations in demand for our services, and changes in capital and labor costs, including availability.
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

Business Overview
We are a leading North American infrastructure engineering and construction company focused primarily on engineering, building, installation, maintenance and upgrade of communications, energy and utility and other infrastructure, such as: wireless, wireline/fiber; power delivery infrastructure, including transmission, distribution, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 95 years. For the twelve months ended June 30, 2025, we had an average of approximately 33,000 employees and 790 locations, and as of June 30, 2025, we had approximately 36,000 employees and 810 locations. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 45% of our estimated June 30, 2025 backlog in 2025. The following table presents 18-month estimated backlog by reportable segment as of the periods indicated:

Reportable Segment (in millions):	June 30, 2025	March 31, 2025	June 30, 2024 (a)
Communications	$5,008	$4,906	$4,448
Clean Energy and Infrastructure	4,922	4,416	3,666
Power Delivery	5,062	5,024	4,424
Pipeline Infrastructure	1,460	1,534	800
Other	—	—	—
Estimated 18-month backlog	$16,452	$15,880	$13,338
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
As of June 30, 2025, 48% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of June 30, 2025, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.9 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.8 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2025 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.8 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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
In connection with the changes to our Communications segment and Power Delivery segment structures in the first quarter of 2025, management performed a quantitative assessment of the goodwill associated with each of the impacted reporting units within the Communications and Power Delivery operating segments, respectively. For additional details of the changes and the related assessment, refer to Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference.
Other than the update to the reporting unit structure of our Communications and Power Delivery operating segments during the first quarter of 2025, as described above, there were no material changes in our critical accounting estimates or policies during the six months ended June 30, 2025.
Results of Operations
Comparison of Consolidated Results
The following tables, which may contain slight summation differences due to rounding, reflect our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, as appropriate, which are described in the comparison of results section below. Unless otherwise stated, comparisons are for the periods ended June 30, 2025 and 2024. Historical financial information for our reportable segments has been recast to conform with the changes described in Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,				Change
	2025		2024		$	%
Revenue	$3,544.7	100.0%	$2,961.1	100.0%	$583.6	19.7%
Costs of revenue, excluding depreciation and amortization	3,109.2	87.7%	2,540.4	85.8%	568.7	22.4%
Depreciation	69.9	2.0%	102.1	3.4%	(32.2)	(31.5)%
Amortization of intangible assets	32.7	0.9%	33.6	1.1%	(0.9)	(2.7)%
General and administrative expenses	176.7	5.0%	167.1	5.6%	9.6	5.7%
Interest expense, net	43.9	1.2%	50.6	1.7%	(6.7)	(13.3)%
Equity in earnings of unconsolidated affiliates, net	(7.0)	(0.2)%	(5.9)	(0.2)%	(1.2)	19.5%
Loss on extinguishment of debt	—	—%	11.3	0.4%	(11.3)	(100.0)%
Other income, net	(1.3)	(0.0)%	(1.3)	(0.0)%	(0.0)	0.4%
Income before income taxes	$120.8	3.4%	$63.1	2.1%	$57.7	91.4%
Provision for income taxes	(30.7)	(0.9)%	(19.3)	(0.7)%	(11.3)	58.5%
Net income	$90.1	2.5%	$43.8	1.5%	$46.4	105.9%
Net income attributable to non-controlling interests	4.4	0.1%	9.8	0.3%	(5.4)	(55.3)%
Net income attributable to MasTec, Inc.	$85.8	2.4%	$34.0	1.1%	$51.8	152.3%
Revenue. On a consolidated basis, revenue increased by $584 million driven by our segment results as follows: revenue increased in our Communications segment by approximately $246 million, or 42%, in our Clean Energy and Infrastructure segment by approximately $189 million, or 20%, and in our Power Delivery segment by approximately $177 million, or 20%, and decreased in our Pipeline Infrastructure segment by approximately $33 million, or 6%. See below for details of revenue by segment.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $501 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $68 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 190 basis points to 87.7% of revenue for the three months ended June 30, 2025 from 85.8% of revenue for the same period in 2024. The basis point increase was due to a combination of project mix and reduced project efficiencies, primarily within our Power Delivery and Pipeline Infrastructure segments, offset, in part, by improved productivity and efficiencies within our Clean Energy and Infrastructure segment.
Depreciation. As a percentage of revenue, depreciation decreased by approximately 150 basis points, due primarily to a net reduction related to a change in the depreciable lives of certain machinery and equipment during 2024 to better align the respective assets’ lives with their expected useful lives, offset, in part, by higher capital expenditures and the replacement of older machinery and equipment.
Amortization of intangible assets. The decrease in amortization of intangible assets was due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 20 basis points as compared with the same period in 2024 due, in part, to higher levels of revenue.
General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in various administrative costs including compensation, information technology and professional fees, and reductions in gains on sales of assets, net, offset, in part, by a reduction in other administrative expenses. Overall, general and administrative expenses decreased by approximately 70 basis points as a percentage of revenue for the three months ended June 30, 2025 as compared with the same period in 2024.
Interest expense, net. The decrease in interest expense, net, resulted primarily from lower average debt balances, and, to a lesser extent, lower average interest rates on our variable rate debt, including our credit facility and term loans, which accounted for a reduction in interest expense of approximately $12 million, offset, in part, by an increase in interest expense of approximately $6 million from the June 2024 issuance of our 5.900% Senior Notes.
Equity in earnings of unconsolidated affiliates, net. For the three months ended June 30, 2025 and 2024, equity in earnings from unconsolidated affiliates, net, totaled approximately $7 million and $6 million, respectively, and related primarily to our investments in the Waha JVs.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the three months ended June 30, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.
Other income, net. For the three months ended June 30, 2025, other income, net, included approximately $5 million of income, net, from changes to estimated Earn-out accruals, offset, in part, by approximately $3 million of expenses from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the three months ended June 30, 2024, other income, net, included approximately $4 million of expense, net, from changes to estimated Earn-out accruals, offset by other miscellaneous income, net, including amounts from legal and other settlements.

Provision for income taxes. For the three months ended June 30, 2025, our effective tax rate was 25.4% as compared with 30.7% for the same period in 2024. Our effective tax rate for the three months ended June 30, 2025, included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by pre-tax income, whereas for the three months ended June 30, 2024, our effective tax rate included the effect of a higher percentage of non-deductible expenses relative to pre-tax income.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $4 million for the three months ended June 30, 2025, as compared with $10 million for the same period in 2024. The decrease was primarily attributable to the decrease in activity of certain entities within the Pipeline Infrastructure segment with minority interest holders.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,				Change
	2025		2024		$	%
Revenue	$6,392.4	100.0%	$5,647.9	100.0%	$744.5	13.2%
Costs of revenue, excluding depreciation and amortization	5,645.8	88.3%	4,920.1	87.1%	725.7	14.7%
Depreciation	146.2	2.3%	209.6	3.7%	(63.4)	(30.3)%
Amortization of intangible assets	65.3	1.0%	67.3	1.2%	(2.0)	(2.9)%
General and administrative expenses	342.8	5.4%	332.6	5.9%	10.2	3.1%
Interest expense, net	82.9	1.3%	102.6	1.8%	(19.7)	(19.2)%
Equity in earnings of unconsolidated affiliates, net	(17.4)	(0.3)%	(15.1)	(0.3)%	(2.2)	14.9%
Loss on extinguishment of debt	—	—%	11.3	0.2%	(11.3)	(100.0)%
Other (income) expense, net	(2.9)	(0.0)%	1.9	0.0%	(4.8)	NM
Income before income taxes	$129.7	2.0%	$17.6	0.3%	$112.2	NM
Provision for income taxes	(27.3)	(0.4)%	(8.3)	(0.1)%	(19.0)	230.0%
Net income	$102.5	1.6%	$9.3	0.2%	$93.2	NM
Net income attributable to non-controlling interests	6.8	0.1%	16.5	0.3%	(9.7)	(58.8)%
Net income (loss) attributable to MasTec, Inc.	$95.7	1.5%	$(7.2)	(0.1)%	$102.9	NM
NM - Percentage is not meaningful
Revenue. On a consolidated basis, revenue increased by $744 million driven by our segment results as follows: revenue increased in our Communications segment by approximately $421 million, or 38%, in our Clean Energy and Infrastructure segment by approximately $351 million, or 21%, and in our Power Delivery segment by approximately $279 million, or 17%, and decreased in our Pipeline Infrastructure segment by approximately $310 million, or 26%. See below for details of revenue by segment.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $649 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $77 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 120 basis points to 88.3% of revenue for the six months ended June 30, 2025 from 87.1% of revenue for the same period in 2024. The basis point increase was due to a combination of project mix and reduced project efficiencies, primarily within our Power Delivery and Pipeline Infrastructure segments, offset, in part, by improved productivity and efficiencies within our Clean Energy and Infrastructure segment.
Depreciation. As a percentage of revenue, depreciation decreased by approximately 140 basis points, due primarily to a net reduction related to a change in the depreciable lives of certain machinery and equipment during 2024 to better align the respective assets’ lives with their expected useful lives, offset, in part, by higher capital expenditures and the replacement of older machinery and equipment.
Amortization of intangible assets. The decrease in amortization of intangible assets was due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 20 basis points as compared with the same period in 2024 due, in part, to higher levels of revenue.
General and administrative expenses. The increase in general and administrative expenses was primarily due to the effects of timing of ordinary course legal matters, an increase in various administrative costs, including information technology, compensation and professional fees, and a decrease in gains on sales of assets, net, offset, in part, by the reduction in other administrative expenses and the effects of recoveries of provisions for credit losses. Overall, general and administrative expenses decreased by approximately 50 basis points as a percentage of revenue for the six months ended June 30, 2025 as compared with the same period in 2024.
Interest expense, net. The decrease in interest expense, net, resulted primarily from lower average debt balances, and, to a lesser extent, lower average interest rates on our variable rate debt, including our credit facility and term loans, which accounted for a reduction in interest expense of approximately $31 million, offset, in part, by an increase in interest expense of approximately $14 million from the June 2024 issuance of our 5.900% Senior Notes.
Equity in earnings of unconsolidated affiliates, net. For the six months ended June 30, 2025 and 2024, equity in earnings from unconsolidated affiliates, net, totaled approximately $17 million and $15 million, respectively, and related primarily to our investments in the Waha JVs.

Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the six months ended June 30, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.
Other (income) expense, net. For the six months ended June 30, 2025, other income, net, included approximately $4 million of income, from changes to estimated Earn-out accruals, and $2 million of other miscellaneous income, net, offset, in part, by approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the six months ended June 30, 2024, other expense, net, included approximately $2 million of income, net, from changes to estimated Earn-out accruals, approximately $10 million of asset impairment and other valuation adjustments related to certain fixed assets and approximately $6 million of other miscellaneous income, net, including amounts from legal and other settlements.
Provision for income taxes. For the six months ended June 30, 2025, our effective tax rate was 21.0% as compared with 47.0% for the same period in 2024. Our effective tax rate for the six months ended June 30, 2025, included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by pre-tax income, whereas for the six months ended June 30, 2024, our effective tax rate included the effect of a higher percentage of non-deductible expenses relative to pre-tax income.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $7 million for the six months ended June 30, 2025, as compared with $17 million for the same period in 2024. The decrease was primarily attributable to the decrease in activity of certain entities within the Pipeline Infrastructure segment with minority interest holders.
Analysis of Revenue and EBITDA by Segment
We review our operating results by reportable segment. See Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. EBITDA margin is calculated by dividing EBITDA by revenue for the same period. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. Historical financial information for our reportable segments has been recast to conform with the changes described in Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. The following tables, which may contain slight summation differences due to rounding, present revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions).
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Revenue				EBITDA and EBITDA Margin
	Three Months Ended June 30,		Change		Three Months Ended June 30,				Change
Segment:	2025	2024 (a)	$	%	2025		2024 (a)		$	%
Communications	$836.9	$591.1	$245.8	41.6%	$82.6	9.9%	$53.1	9.0%	$29.5	55.5%
Clean Energy and Infrastructure	1,131.4	942.3	189.1	20.1%	83.3	7.4%	47.4	5.0%	35.9	75.7%
Power Delivery	1,045.6	868.4	177.2	20.4%	91.3	8.7%	80.1	9.2%	11.2	14.0%
Pipeline Infrastructure	539.7	572.4	(32.7)	(5.7)%	62.1	11.5%	135.1	23.6%	(73.0)	(54.0)%
Other	—	—	—	—	7.2	NM	2.8	NM	4.4	155.0%
Eliminations	(8.9)	(13.1)	4.3	(32.9)%	—	—	—	—	—	—
Segment Total	$3,544.7	$2,961.1	$583.6	19.7%	$326.5	9.2%	$318.6	10.8%	$7.9	2.5%
Corporate	—	—	—	—	(59.3)	—	(69.2)	—	9.8	(14.2)%
Consolidated Total	$3,544.7	$2,961.1	$583.6	19.7%	$267.3	7.5%	$249.4	8.4%	$17.8	7.1%
NM - Percentage is not meaningful
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireless and wireline project activity due, in part, to increased customer demand, offset, in part, by a decrease in our install-to-the-home project activity due, in part, to changes in consumer behavior resulting in lower demand.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 90 basis points, or $7 million, due to improved efficiencies, including from our wireless and wireline businesses. Higher levels of revenue resulted in an increase in EBITDA of approximately $22 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, primarily in our renewable and heavy civil projects.

EBITDA. As a percentage of revenue, EBITDA increased by approximately 230 basis points, or $26 million, due to a combination of project mix, the positive effects of certain renewable project close-outs, and improved productivity and efficiencies, primarily from certain renewable and infrastructure project work. Higher levels of revenue resulted in an increase in EBITDA of approximately $10 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including timing-related increases in transmission and distribution-related project work.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 50 basis points, or $5 million, primarily due to reduced efficiencies at certain of our project sites, whereas higher levels of revenue resulted in an increase in EBITDA of approximately $16 million.
Pipeline Infrastructure Segment Results
Revenue. The decrease in revenue was due primarily to expected lower levels of project activity, including from large-diameter and midstream project activity, offset, in part, by an increase in other infrastructure-related work.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 1,210 basis points, or $65 million, due primarily to reduced efficiencies, including from a reduction in revenue on large-diameter pipeline projects, as well as the effects of project mix. Lower levels of revenue contributed a decrease in EBITDA of approximately $8 million.
Other Segment Results
EBITDA. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs.
Corporate Results
EBITDA. For the three months ended June 30, 2025, Corporate EBITDA included approximately $5 million of income, net, from changes to estimated Earn-out accruals and approximately $3 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the three months ended June 30, 2024, Corporate EBITDA included approximately $11 million of a loss on extinguishment of debt and $4 million of expense, net, from changes to estimated Earn-out accruals. Corporate expenses for the three months ended June 30, 2025 not related to the above-described items increased by approximately $7 million as compared with the same period in 2024, due primarily to increases in compensation and other administrative expenses, which were largely offset by a reduction in other miscellaneous income, net, and the effects of timing of ordinary course legal and other settlement matters.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Revenue				EBITDA and EBITDA Margin
	Six Months Ended June 30,		Change		Six Months Ended June 30,				Change
Segment:	2025	2024 (a)	$	%	2025		2024 (a)		$	%
Communications	$1,517.8	$1,096.7	$421.0	38.4%	$129.4	8.5%	$78.8	7.2%	$50.6	64.2%
Clean Energy and Infrastructure	2,047.2	1,695.8	351.4	20.7%	140.4	6.9%	67.8	4.0%	72.6	107.0%
Power Delivery	1,945.3	1,666.3	279.0	16.7%	142.7	7.3%	130.6	7.8%	12.0	9.2%
Pipeline Infrastructure	896.2	1,206.2	(310.0)	(25.7)%	106.6	11.9%	227.8	18.9%	(121.2)	(53.2)%
Other	—	—	—	—	15.2	NM	9.8	NM	5.4	55.3%
Eliminations	(14.1)	(17.1)	3.1	(18.1)%	—	—	—	—	—	—
Segment Total	$6,392.4	$5,647.9	$744.5	13.2%	$534.3	8.4%	$514.8	9.1%	$19.5	3.8%
Corporate	—	—	—	—	(110.2)	—	(117.7)	—	7.6	(6.4)%
Consolidated Total	$6,392.4	$5,647.9	$744.5	13.2%	$424.1	6.6%	$397.1	7.0%	$27.0	6.8%
NM - Percentage is not meaningful
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireless and wireline project activity due, in part, to increased demand, offset, in part, by a decrease in our install-to-the-home project activity due, in part, to changes in consumer behavior resulting in lower demand.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 130 basis points, or $20 million, due to improved efficiencies, including from our wireless and wireline businesses. Higher levels of revenue resulted in an increase in EBITDA of approximately $30 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity and mix, primarily in our renewable and heavy civil projects.

EBITDA. As a percentage of revenue, EBITDA increased by approximately 290 basis points, or $59 million, due to a combination of project mix, the positive effects of certain renewable project close-outs, and improved productivity and efficiencies, primarily from certain renewable and infrastructure project work. Higher levels of revenue resulted in an increase in EBITDA of approximately $14 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including timing-related increases in transmission and distribution-related project work.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 50 basis points, or $10 million, primarily due to reduced efficiencies at certain of our project sites, whereas higher levels of revenue resulted in an increase in EBITDA of approximately $22 million.
Pipeline Infrastructure Segment Results
Revenue. The decrease in revenue was due primarily to expected lower levels of project activity, including from large-diameter and midstream project activity, offset, in part, by an increase in other infrastructure-related work.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 700 basis points, or $63 million, due primarily to reduced efficiencies, including from a reduction in revenue on large-diameter pipeline projects, as well as the effects of project mix. Lower levels of revenue contributed a decrease in EBITDA of approximately $59 million.
Other Segment Results
EBITDA. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs.
Corporate Results
EBITDA. For the six months ended June 30, 2025, Corporate EBITDA included approximately $4 million of income, net, from changes to estimated Earn-out accruals and approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the six months ended June 30, 2024, Corporate EBITDA included approximately $11 million of a loss on extinguishment of debt and $2 million of income, net, from changes to estimated Earn-out accruals. Corporate expenses for the six months ended June 30, 2025 not related to the above-described items increased by approximately $3 million as compared with the same period in 2024, due primarily to increases in compensation expense and other administrative expenses, which were largely offset by reductions in the effects of timing of ordinary course legal and other settlement matters.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”), adjusted net income attributable to MasTec, Inc. (“Adjusted Net Income Attributable to MasTec, Inc.”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense; loss on extinguishment of debt and changes in fair value of acquisition-related contingent items, as more fully described below; and, for Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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
We believe that these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. Each company’s definitions of these adjusted measures may vary as they are not standardized and should be used together with the provided reconciliations. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income or diluted earnings (loss) per share, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA in dollar and percentage of revenue terms for the periods indicated. The tables below (dollar amounts in millions) may contain slight summation differences due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
EBITDA Reconciliation:	2025		2024		2025		2024
Net income	$90.1	2.5%	$43.8	1.5%	$102.5	1.6%	$9.3	0.2%
Interest expense, net	43.9	1.2%	50.6	1.7%	82.9	1.3%	102.6	1.8%
Provision for income taxes	30.7	0.9%	19.3	0.7%	27.3	0.4%	8.3	0.1%
Depreciation	69.9	2.0%	102.1	3.4%	146.2	2.3%	209.6	3.7%
Amortization of intangible assets	32.7	0.9%	33.6	1.1%	65.3	1.0%	67.3	1.2%
EBITDA	$267.3	7.5%	$249.4	8.4%	$424.1	6.6%	$397.1	7.0%
Non-cash stock-based compensation expense	9.4	0.3%	7.0	0.2%	16.3	0.3%	16.7	0.3%
Loss on extinguishment of debt	—	—%	11.3	0.4%	—	—%	11.3	0.2%
Changes in fair value of acquisition-related contingent items	(1.8)	(0.1)%	3.6	0.1%	(2.0)	(0.0)%	(1.0)	(0.0)%
Adjusted EBITDA	$274.8	7.8%	$271.4	9.2%	$438.5	6.9%	$424.1	7.5%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024 (a)		2025		2024 (a)
EBITDA	$267.3	7.5%	$249.4	8.4%	$424.1	6.6%	$397.1	7.0%
Non-cash stock-based compensation expense (b)	9.4	0.3%	7.0	0.2%	16.3	0.3%	16.7	0.3%
Loss on extinguishment of debt (b)	—	—%	11.3	0.4%	—	—%	11.3	0.2%
Changes in fair value of acquisition-related contingent items (b)	(1.8)	(0.1)%	3.6	0.1%	(2.0)	(0.0)%	(1.0)	(0.0)%
Adjusted EBITDA	$274.8	7.8%	$271.4	9.2%	$438.5	6.9%	$424.1	7.5%
Segment:
Communications	$82.6	9.9%	$53.1	9.0%	$129.4	8.5%	$78.8	7.2%
Clean Energy and Infrastructure	83.3	7.4%	47.4	5.0%	140.4	6.9%	67.8	4.0%
Power Delivery	91.3	8.7%	80.1	9.2%	142.7	7.3%	130.6	7.8%
Pipeline Infrastructure	62.1	11.5%	135.1	23.6%	106.6	11.9%	227.8	18.9%
Other	7.2	NM	2.8	NM	15.2	NM	9.8	NM
Segment Total	$326.5	9.2%	$318.6	10.8%	$534.3	8.4%	$514.8	9.1%
Corporate	(51.7)	—	(47.2)	—	(95.8)	—	(90.7)	—
Adjusted EBITDA	$274.8	7.8%	$271.4	9.2%	$438.5	6.9%	$424.1	7.5%
NM - Percentage is not meaningful
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 11 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
(b)    Non-cash stock-based compensation expense, loss on extinguishment of debt and changes in fair value of acquisition-related contingent items are included within Corporate EBITDA.

The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings (loss) per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$90.1	$43.8	$102.5	$9.3
Adjustments:
Non-cash stock-based compensation expense	9.4	7.0	16.3	16.7
Amortization of intangible assets	32.7	33.6	65.3	67.3
Loss on extinguishment of debt	—	11.3	—	11.3
Changes in fair value of acquisition-related contingent items	(1.8)	3.6	(2.0)	(1.0)
Total adjustments, pre-tax	$40.2	$55.6	$79.7	$94.4
Income tax effect of adjustments (a)	(8.9)	(11.0)	(18.3)	(22.0)
Adjusted net income	$121.5	$88.4	$163.9	$81.7
Net income attributable to non-controlling interests	4.4	9.8	6.8	16.5
Adjusted net income attributable to MasTec, Inc.	$117.1	$78.6	$157.1	$65.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted earnings (loss) per share	$1.09	$0.43	$1.21	$(0.09)
Adjustments:
Non-cash stock-based compensation expense	0.12	0.09	0.21	0.21
Amortization of intangible assets	0.42	0.43	0.83	0.85
Loss on extinguishment of debt	—	0.14	—	0.14
Changes in fair value of acquisition-related contingent items	(0.02)	0.05	(0.02)	(0.01)
Total adjustments, pre-tax	$0.51	$0.70	$1.01	$1.20
Income tax effect of adjustments (a)	(0.11)	(0.14)	(0.23)	(0.28)
Adjusted diluted earnings per share	$1.49	$1.00	$1.99	$0.83
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three months ended June 30, 2025 and 2024, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 25.4% and 30.7%, respectively, and as adjusted, were expenses, with effective tax rates of 24.6% and 25.5%, respectively. For the six months ended June 30, 2025 and 2024, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 21.0% and 47.0%, respectively, and as adjusted, were expenses, with effective tax rates of 21.8% and 27.1%, respectively. See Note 10 – Income Taxes in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding our consolidated tax amounts and effective tax rates for the respective periods.
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
Capital Expenditures. For the six months ended June 30, 2025, we spent approximately $111 million on capital expenditures, or $84 million, net of asset disposals, and incurred approximately $132 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $190 million on capital expenditures, or approximately $140 million, net of asset disposals, in 2025, and we expect to incur approximately $185 million to $210 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. From time to time, our acquisitions may contain certain additional payments if specified conditions are met. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of June 30, 2025 was approximately $90 million. Of this amount, approximately $38 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the six months ended June 30, 2025 and 2024, payments related to our Earn-out liabilities totaled $19 million and $5 million, respectively.
Income Taxes. For the six months ended June 30, 2025 and 2024, tax payments, net of tax refunds totaled approximately $34 million and $45 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of June 30, 2025, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $3.2 billion as of June 30, 2025 as compared with $2.9 billion as of December 31, 2024, due primarily to higher levels of revenue, as well as the timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of June 30, 2025, we had approximately $679 million in working capital, defined as current assets less current liabilities, as compared with $653 million as of December 31, 2024, an increase of approximately $27 million. Cash and cash equivalents totaled approximately $191 million and $400 million as of June 30, 2025 and December 31, 2024, respectively, for a decrease of $209 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$84.0	$372.2
Net cash used in investing activities	$(86.7)	$(24.5)
Net cash used in financing activities	$(207.3)	$(579.1)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, net, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities was $84 million as compared to $372 million for the six months ended June 30, 2025 and 2024, respectively, for a decrease in net cash provided by operating activities of approximately $288 million. The decrease was due, in part, to the effect of net decreases in expenses that reconcile net income to operating cash flows, including a decrease in depreciation expense, changes in working capital compared with the prior period, including from the negative effect of timing-related changes in accounts receivable, net, primarily driven by higher levels of revenue and an increase in DSO, and contract liabilities, offset, in part, by the positive effect of timing-related changes in accounts payable and accrued expenses, and an increase in net income as compared with the prior period.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 65 as of June 30, 2025 as compared with DSO of 60 as of December 31, 2024. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and to a lesser extent the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of June 30, 2025 as compared with December 31, 2024 was due to timing of ordinary course billing and collection activities. Other than certain ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities was $87 million as compared to $24 million for the six months ended June 30, 2025 and 2024, respectively, for an increase of $62 million. Capital expenditures totaled $111 million, or $84 million, net of asset disposals, for the six months ended June 30, 2025, as compared with $57 million, or $26 million, net of asset disposals, for the same period in 2024, for an increase in cash used in investing activities of approximately $59 million, due primarily to timing of equipment purchases, as well as an expected increase in capital expenditures in 2025.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2025 was $207 million, as compared to $579 million for the same period in 2024, for a decrease in cash used in financing activities of approximately $372 million. The decrease was primarily due to repayments, net of borrowings, of our credit facility and term loans, which decreased by $809 million for the six months ended June 30, 2025 as compared with the same period in 2024. The decrease in cash used in financing activities from above was offset, in part, by an increase in net proceeds of Senior Notes in the six months ended June 30, 2024 of $346 million, consisting of $550 million in proceeds from our 5.900% Senior Notes and $204 million of repayments made on our 6.625% Senior Notes. Share repurchases totaled approximately $77 million for the six months ended June 30, 2025, whereas there were no share repurchases for the same period in 2024. Additionally, payments of acquisition-related contingent consideration included within financing activities increased by $9 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $19 million for the six months ended June 30, 2025 as compared with $5 million for the same period in 2024.
Senior Credit Facility
On June 26, 2025, we amended and restated our senior unsecured credit facility (the “Credit Facility”), which matures on June 26, 2030 and is composed of $1.9 billion of revolving commitments. As of June 30, 2025, aggregate outstanding revolving borrowings totaled approximately $47 million and availability for revolving loans totaled $1,833 million. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 6 – Debt in the notes to the consolidated financial statements, which is incorporated by reference.
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
2025 Term Loan Facility
On June 26, 2025, we entered into a new $600 million senior unsecured term loan agreement (the “2025 Term Loan Facility”) which matures on June 26, 2028 and the loans thereunder are not subject to amortization. We used the proceeds from the 2025 Term Loan Facility, together with available cash, to repay the $328.1 million term loan under our Existing Credit Agreement and the remaining $277.5 million of our Five-Year Term Loan that would otherwise have matured on October 7, 2027. The 2025 Term Loan Facility is subject to certain provisions and covenants, as more fully described in Note 6 – Debt in the notes to the consolidated financial statements, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2025, and we expect to be in compliance with these provisions and covenants for the next twelve months.

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
Impact of Inflation
Over the past years, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. As described above under “General Economic, Market and Regulatory Conditions,” there continues to be uncertainty as to the Federal Reserve’s future actions caused by dynamic market and trade conditions, as well as continuing concerns regarding the rate of inflation and employment levels. In light of these conditions, we expect elevated market interest rates and continuing levels of cost inflation due, in part, to trade actions described above under “General Economic, Market and Regulatory Conditions,” for the foreseeable future. Elevated levels of labor, material and fuel costs have negatively affected our project margins to the extent that we have been unable to pass such cost increases along to our customers. If inflationary pressures persist, our profitability could continue to be affected in the future. Market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work.
We closely monitor inflationary factors and any potential effects they may have on our business operations, operating results and/or financial condition. While the impact of these factors cannot be fully eliminated, we proactively work to mitigate their effects; however, inflationary pressures and interest rate increases could adversely affect our business operations in the future. For additional information regarding the effects of inflation on our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest expense is affected by the prevailing interest rate environment. While the cost of our variable debt fluctuates with changes in market interest rates, the interest on our fixed rate debt is unaffected by such changes. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. As of June 30, 2025, our variable interest rate debt was primarily related to our Credit Facility and 2025 Term Loan Facility. As of June 30, 2025, we had approximately $47 million of revolving loans outstanding under our Credit Facility with a weighted average interest rate of 4.00% and a $600 million 2025 Term Loan Facility with a weighted average interest rate of 5.446%.
An additional 100 basis point increase in the applicable interest rates under our Credit Facility and 2025 Term Loan Facility would have increased our interest expense by approximately $4 million for the six months ended June 30, 2025.
As of June 30, 2025, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $75 million aggregate principal amount of 6.625% Senior Notes and $333 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.7%. None of this debt subjects us to financial statement risk associated with changes in interest rates, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the six months ended June 30, 2025. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the six months ended June 30, 2025. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the six months ended June 30, 2025, foreign currency translation gains, net, totaled approximately $5 million and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2025. We may enter into foreign currency derivative contracts in the future to manage such exposure.

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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The duration, extent and effects of these tariffs and trade actions cannot be predicted with certainty but these and other trade policies could increase costs of key construction equipment and components thereof, as well as materials required for our customers’ projects (including steel, concrete, copper and solar panels), which could cause our customers to reconsider or reduce their capital expenditures. In addition, economic experts and policy makers have cautioned that prolonged disruptions to global trade from tariffs and other trade actions could increase inflation, which could also affect our customers’ capital spending plans and demand for our services. Accordingly, these trade actions and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, effects on interest rates and on the value of the U.S. dollar relative to other currencies, could materially and adversely harm our business, financial condition and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (c)
April 1 through April 30	380,574	$109.06	369,968	$—
May 1 through May 31	6,157	$143.98	—	$250,000,000
June 1 through June 30	5,161	$159.68	—	$250,000,000
Total	391,892		369,968
(a)Includes 10,606, 5,940 and 5,161 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in April, May and June of 2025, respectively, 217 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in May of 2025, and 369,968 shares repurchased under our share repurchase programs.
(b)All shares were repurchased under our $150 million March 2020 share repurchase program, which was publicly announced on March 19, 2020, and which repurchases completed the program in April of 2025.
(c)As of June 30, 2025, the full amount remains available for share repurchases under our May 2025 $250 million share repurchase program, which was publicly announced on May 1, 2025.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

10.1
Amended and Restated Credit Agreement, dated as of June 26, 2025, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2025 and incorporated by reference herein.

10.2
Term Loan Agreement, dated as of June 26, 2025, by and among MasTec, Inc. and MasTec North America, Inc., as Borrowers, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 27, 2025 and incorporated by reference herein.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: July 31, 2025
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)