Form 10-Q
period 2025-09-30
MASTEC INC
filed 2025-10-30
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of October 27, 2025, MasTec, Inc. had 78,900,930 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2025

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,966,948	$3,252,427	$10,359,371	$8,900,362
Costs of revenue, excluding depreciation and amortization	3,429,199	2,789,274	9,074,981	7,709,393
Depreciation	71,837	80,193	217,996	289,769
Amortization of intangible assets	32,719	34,368	98,042	101,669
General and administrative expenses	181,049	168,874	523,873	501,491
Interest expense, net	45,444	47,048	128,337	149,678
Equity in earnings of unconsolidated affiliates, net	(6,555)	(7,042)	(23,911)	(22,153)
Loss on extinguishment of debt	—	—	—	11,344
Other expense (income), net	1,633	2,754	(1,306)	4,639
Income before income taxes	$211,622	$136,958	$341,359	$154,532
Provision for income taxes	(45,125)	(31,548)	(72,401)	(39,813)
Net income	$166,497	$105,410	$268,958	$114,719
Net income attributable to non-controlling interests	5,837	10,170	12,629	26,671
Net income attributable to MasTec, Inc.	$160,660	$95,240	$256,329	$88,048

Earnings per share (Note 2):
Basic earnings per share	$2.07	$1.22	$3.29	$1.13
Basic weighted average common shares outstanding	77,702	78,044	77,857	78,004

Diluted earnings per share	$2.04	$1.21	$3.26	$1.12
Diluted weighted average common shares outstanding	78,648	78,913	78,672	78,801

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$166,497	$105,410	$268,958	$114,719
Other comprehensive loss, net of tax:
Foreign currency translation (losses) gains	(1,604)	(280)	2,925	(1,659)
Unrealized losses on investment activity	(977)	(6,967)	(5,701)	(4,120)
Comprehensive income	$163,916	$98,163	$266,182	$108,940

Net income attributable to non-controlling interests	5,837	10,170	12,629	26,671
Foreign currency translation gains (losses) attributable to non-controlling interests	2,108	—	(2,986)	—
Comprehensive income attributable to non-controlling interests	$7,945	$10,170	$9,643	$26,671

Comprehensive income attributable to MasTec, Inc.	$155,971	$87,993	$256,539	$82,269

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$231,418	$399,903
Accounts receivable, net of allowance	1,692,194	1,381,462
Contract assets	2,008,547	1,555,807
Inventories, net	111,870	107,345
Prepaid expenses	160,123	118,888
Other current assets	102,854	89,125
Total current assets	$4,307,006	$3,652,530
Property and equipment, net	1,687,294	1,548,916
Operating lease right-of-use assets	401,145	396,151
Goodwill, net	2,214,232	2,203,077
Other intangible assets, net	632,490	727,366
Other long-term assets	451,283	447,235
Total assets	$9,693,450	$8,975,275
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$157,431	$186,095
Current portion of operating lease liabilities	156,988	146,183
Accounts payable	1,286,245	1,105,747
Accrued salaries and wages	283,579	205,152
Other accrued expenses	498,862	455,043
Contract liabilities	730,262	735,625
Other current liabilities	123,050	165,854
Total current liabilities	$3,236,417	$2,999,699
Long-term debt, including finance leases	2,199,486	2,038,017
Long-term operating lease liabilities	255,168	261,303
Deferred income taxes	449,121	362,772
Other long-term liabilities	373,925	326,141
Total liabilities	$6,514,117	$5,987,932
Commitments and contingencies (Note 11)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,327,105 and 99,029,011 (including 1,258,530 and 1,130,020 of unvested stock awards) as of September 30, 2025 and December 31, 2024, respectively	9,932	9,903
Capital surplus	1,312,325	1,291,027
Retained earnings	2,564,910	2,308,581
Accumulated other comprehensive loss	(40,637)	(40,847)
Treasury stock, at cost: 20,422,329 and 19,719,796 shares as of September 30, 2025 and December 31, 2024, respectively	(734,133)	(656,807)
Total MasTec, Inc. shareholders’ equity	$3,112,397	$2,911,857
Non-controlling interests	$66,936	$75,486
Total equity	$3,179,333	$2,987,343
Total liabilities and equity	$9,693,450	$8,975,275

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Three Months Ended September 30, 2025
Balance as of June 30, 2025	99,335,857	$9,933	(20,422,329)	$(734,133)	$1,303,045	$2,404,250	$(35,948)	$2,947,147	$67,218	$3,014,365
Net income						160,660		160,660	5,837	166,497
Other comprehensive (loss) income							(4,689)	(4,689)	2,108	(2,581)
Non-cash stock-based compensation					9,314			9,314		9,314
Forfeiture of restricted shares, net	(8,559)	(1)			1			—		—
Shares withheld for taxes, net of other stock issuances	(193)	—			(35)			(35)		(35)
Distributions to non-controlling interests								—	(8,227)	(8,227)
Balance as of September 30, 2025	99,327,105	$9,932	(20,422,329)	$(734,133)	$1,312,325	$2,564,910	$(40,637)	$3,112,397	$66,936	$3,179,333

Three Months Ended September 30, 2024
Balance as of June 30, 2024	99,044,551	$9,904	(19,813,055)	$(659,913)	$1,277,301	$2,138,601	$(51,529)	$2,714,364	$19,743	$2,734,107
Net income						95,240		95,240	10,170	105,410
Other comprehensive loss							(7,247)	(7,247)		(7,247)
Non-cash stock-based compensation					7,348			7,348		7,348
Forfeiture of restricted shares, net	(13,844)	(1)			1			—		—
Shares withheld for taxes, net of other stock issuances	(361)	—			(39)			(39)		(39)
Distributions to non-controlling interests								—	(10,867)	(10,867)
Balance as of September 30, 2024	99,030,346	$9,903	(19,813,055)	$(659,913)	$1,284,611	$2,233,841	$(58,776)	$2,809,666	$19,046	$2,828,712

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	99,029,011	$9,903	(19,719,796)	$(656,807)	$1,291,027	$2,308,581	$(40,847)	$2,911,857	$75,486	$2,987,343
Net income						256,329		256,329	12,629	268,958
Other comprehensive income (loss)							210	210	(2,986)	(2,776)
Non-cash stock-based compensation					25,628			25,628		25,628
Issuance of restricted shares, net	336,872	33			(33)			—		—
Shares withheld for taxes, net of other stock issuances	(38,778)	(4)			(4,297)			(4,301)		(4,301)
Acquisition of treasury stock, at cost			(702,533)	(77,326)				(77,326)		(77,326)
Distributions to non-controlling interests, net								—	(18,193)	(18,193)
Balance as of September 30, 2025	99,327,105	$9,932	(20,422,329)	$(734,133)	$1,312,325	$2,564,910	$(40,637)	$3,112,397	$66,936	$3,179,333

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net income						88,048		88,048	26,671	114,719
Other comprehensive loss							(5,779)	(5,779)		(5,779)
Non-cash stock-based compensation					24,046			24,046		24,046
Forfeiture of restricted shares, net	(30,455)	(3)			3			—		—
Shares withheld for taxes, net of other stock issuances	(32,333)	(3)			(2,798)			(2,801)		(2,801)
Distributions to non-controlling interests								—	(23,499)	(23,499)
Non-controlling interests assumed related to acquisitions								—	765	765
Balance as of September 30, 2024	99,030,346	$9,903	(19,813,055)	$(659,913)	$1,284,611	$2,233,841	$(58,776)	$2,809,666	$19,046	$2,828,712

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$268,958	$114,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,996	289,769
Amortization of intangible assets	98,042	101,669
Non-cash stock-based compensation expense	25,628	24,046
Provision for (benefit from) deferred income taxes	84,030	(10,342)
Equity in earnings of unconsolidated affiliates, net	(23,911)	(22,153)
Gains on sales and impairments of assets, net	(13,445)	(18,267)
Loss on extinguishment of debt	—	11,344
Non-cash interest expense, net	3,724	4,105
Other non-cash items, net	1,102	10,980
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(304,802)	(49,060)
Contract assets	(453,510)	111,870
Inventories	(7,527)	18,742
Other assets, current and long-term portion	(55,572)	48,283
Accounts payable and accrued expenses	316,030	(201,139)
Contract liabilities	(5,263)	224,531
Other liabilities, current and long-term portion	21,496	(9,171)
Net cash provided by operating activities	$172,976	$649,926
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(24,479)	(33,811)
Capital expenditures	(179,764)	(100,538)
Proceeds from sales of property and equipment	42,342	49,028
Payments for other investments	—	(585)
Proceeds from other investments	2,650	1,503
Other investing activities, net	3,924	3,605
Net cash used in investing activities	$(155,327)	$(80,798)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	4,407,886	3,103,000
Repayments of credit facilities and term loans	(4,327,327)	(4,148,813)
Proceeds from issuance of 5.900% senior notes	—	549,758
Repayments of 6.625% senior notes	—	(224,046)
Payments of finance lease obligations	(126,553)	(113,260)
Repurchases of common stock	(77,326)	—
Payments of acquisition-related contingent consideration	(17,482)	(24,506)
Payments to non-controlling interests, including acquisition of interests and distributions	(18,193)	(23,499)
Payments for stock-based awards	(4,830)	(2,801)
Other financing activities, net	(23,216)	(32,346)
Net cash used in financing activities	$(187,041)	$(916,513)
Effect of currency translation on cash	907	(951)
Net decrease in cash and cash equivalents	$(168,485)	$(348,336)
Cash and cash equivalents - beginning of period	$399,903	$529,561
Cash and cash equivalents - end of period	$231,418	$181,225

Supplemental cash flow information:
Interest paid	$131,052	$150,972
Income taxes paid, net of refunds	$36,621	$45,433
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$187,640	$100,094

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
In the first quarter of 2025, the Company made changes to its Communications segment and Power Delivery segment structures to more closely align with the segments’ end markets and to better correspond with the operational management reporting structures of both segments. These changes included moving a component with utility operations previously reported in the Communications segment to the Power Delivery segment. These changes did not impact the Company’s consolidated financial statements, but did impact its reportable segments, including historical financial information. See Note 10 – Segments and Related Information for additional information pertaining to the Company’s reportable segments. The segments are reported on a comparable basis for all periods presented.
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

Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 43% and 41% of consolidated revenue for the three months ended September 30, 2025 and 2024, respectively, and totaled 45% and 40% for the nine months ended September 30, 2025 and 2024, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 1% and 2% of consolidated revenue for the three months ended September 30, 2025 and 2024, respectively, and totaled approximately 1% and 2% for the nine months ended September 30, 2025 and 2024, respectively.
The total transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method are based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated. For the nine months ended September 30, 2025, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2024. For the nine months ended September 30, 2024, excluding the effects on the Company’s results of operations from margin increases for two projects within the Company’s Clean Energy and Infrastructure segment totaling $10.0 million, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2023. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods positively affected revenue by approximately 0.6% and 0.5% for the three months ended September 30, 2025 and 2024, respectively, and such net changes positively affected revenue by approximately 1.0% and 0.3% for the nine months ended September 30, 2025 and 2024, respectively.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2025, the amount of the Company’s remaining performance obligations was $11.7 billion. Based on current expectations, the Company anticipates it will recognize approximately $3.0 billion, or 25.6%, of its remaining performance obligations as revenue during 2025, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of September 30, 2025 and December 31, 2024, the Company’s contract transaction prices included approximately $211 million and $139 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of September 30, 2025, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Pipeline Infrastructure segments, whereas as of December 31, 2024, such activity primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Supplier Financing Program
The Company has provided certain of its suppliers with access to a supplier finance program administered through a third party, which facilitates participating suppliers’ ability to finance payments due from the Company through third-party financial institutions. Participating suppliers may, at their sole discretion, receive payment of the Company’s obligation prior to the scheduled due dates, at a discounted price from the third party. The Company agrees to pay the financial institution the stated amount generally within 60 days of receipt of the invoice. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. The Company does not have pledged assets or other guarantees under the program. As of September 30, 2025 and December 31, 2024, the outstanding payment obligations under the Company’s supplier finance program totaled approximately $112.6 million and $12.4 million, respectively, which amounts are recorded within accounts payable in the consolidated balance sheets. The associated payments are included within operating activities in the consolidated statements of cash flows.
Recent Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2024 Form 10-K.
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) to clarify existing guidance and reduce diversity in practice in the accounting for joint ventures. ASU 2023-05 addressed the accounting for contributions made to a joint venture upon formation in a joint venture’s separate financial statements. The provisions of this ASU required that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The amendments in this ASU were not applicable to the formation of proportionately consolidated joint ventures. ASU 2023-05 was effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The prospective adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that permits an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software by eliminating the previous stage-based capitalization model so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The amendments in ASU 2025-06 should be applied prospectively, with retrospective application or a modified transition approach permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to MasTec:
Net income - basic and diluted	$160,660	$95,240	$256,329	$88,048
Weighted average shares outstanding:
Weighted average shares outstanding - basic	77,702	78,044	77,857	78,004
Dilutive common stock equivalents (a)	946	869	815	797
Weighted average shares outstanding - diluted	78,648	78,913	78,672	78,801
(a) For the three months ended September 30, 2025 and 2024, anti-dilutive common stock equivalents totaled approximately 1,000 and 3,000, respectively, and for the nine months ended September 30, 2025 and 2024, such shares totaled approximately 12,000 and 171,000, respectively.
Share Repurchases. For the nine months ended September 30, 2025, the Company repurchased 702,533 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding for the period was a reduction of approximately 483,000 shares. See Note 8 – Stockholders' Equity for details of the Company’s share repurchase transactions.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the period indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total Goodwill
Goodwill, gross, as of December 31, 2024 (a)	$546.5	$742.3	$395.4	$629.2	$2,313.4
Accumulated impairment loss (b)	—	—	—	(110.3)	(110.3)
Goodwill, net, as of December 31, 2024 (a)	$546.5	$742.3	$395.4	$518.9	$2,203.1
Additions from new business combinations	0.5	—	—	1.4	1.9
Measurement period adjustments (c)	—	3.4	1.8	1.8	7.0
Currency translation adjustments	—	—	—	2.2	2.2
Goodwill, net, as of September 30, 2025	$547.0	$745.7	$397.2	$524.3	$2,214.2
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 10 – Segments and Related Information for additional information.
(b)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
(c)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the nine months ended September 30, 2025 were primarily the result of net working capital adjustments.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names	Other (a)	Total
Other intangible assets, gross, as of December 31, 2024	$1,057.6	$226.1	$76.5	$1,360.2
Accumulated amortization	(523.4)	(63.1)	(46.3)	(632.8)
Other intangible assets, net, as of December 31, 2024	$534.2	$163.0	$30.2	$727.4
Additions from new business combinations	—	—	1.8	1.8
Currency translation adjustments	0.8	0.1	0.4	1.3
Amortization expense	(78.7)	(15.4)	(3.9)	(98.0)
Other intangible assets, net, as of September 30, 2025	$456.3	$147.7	$28.5	$632.5
(a)Consists principally of pre-qualifications and non-compete agreements. Additions for the nine months ended September 30, 2025 related to the 2025 asset acquisition included within the Company’s Pipeline Infrastructure segment.
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
During the three months ended September 30, 2025, no events occurred that would indicate it was more likely than not that a goodwill impairment exists. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, market interest rates or other market disruptions, including from geopolitical or other events, could result in non-cash impairment charges to goodwill in the future.
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
2025 Acquisitions. During the nine months ended September 30, 2025, MasTec acquired all of the equity interests of a telecommunications construction company that is included within the Company’s Communications segment, which acquisition was effective in July; and, effective in August, MasTec acquired all of the equity interests of a construction company specializing in roadway infrastructure, which is included within the Company’s Pipeline Infrastructure segment. Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, was preliminary as of September 30, 2025; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date.
Additionally, effective in July, MasTec acquired certain of the assets of an equipment company, which is accounted for as an asset acquisition under ASC 805 and included within the Company’s Pipeline Infrastructure segment.
The aggregate purchase price of the Company’s 2025 acquisitions was composed of approximately $19 million in cash, net of cash acquired.
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
The aggregate purchase price of the Company’s 2024 acquisitions was composed of approximately $88 million in cash, net of cash acquired, and a five year earn-out liability valued at approximately $56 million with respect to one of such acquisitions. In connection with the acquisition within the Company’s Pipeline Infrastructure segment, MasTec acquired 60% of the equity interest of the company in exchange for consideration transferred of cash and a 40% equity interest in a MasTec Canadian subsidiary. Determination of the estimated fair values of net assets acquired and consideration transferred for one of these acquisitions, which have all been accounted for as business combinations under ASC 805, was preliminary as of September 30, 2025; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date. As of September 30, 2025, the remaining potential undiscounted earn-out liabilities for the 2024 acquisitions was estimated to be between $25 million and $52 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $45 million of the goodwill balance related to the 2024 acquisitions is expected to be tax deductible as of September 30, 2025.

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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 10.5% as of September 30, 2025, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of September 30, 2025, the range of potential undiscounted Earn-out liabilities was estimated to be between $41 million and $95 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. The following table, which may contain slight summation differences due to rounding, provides a reconciliation of changes in Earn-out liabilities measured at fair value for the periods indicated (in millions):

	Nine Months Ended September 30,
	2025	2024
Balance as of beginning of period (a)	$112.7	$77.4
Additions	0.3	30.3
Fair value adjustments (b)	(3.3)	0.5
Payments	(24.8)	(26.0)
Balance as of end of period (a)	$84.9	$82.2
(a)Earn-out liabilities included within other current liabilities totaled approximately $46.7 million and $70.0 million as of September 30, 2025 and December 31, 2024, respectively.
(b)For the nine months ended September 30, 2025, fair value adjustments related primarily to decreases within the Company’s Power Delivery segment, which were partially offset by increases primarily within the Company’s Pipeline Infrastructure segment. For the nine months ended September 30, 2024, such adjustments related primarily to increases within the Company’s Clean Energy and Infrastructure and Pipeline Infrastructure segments, which were largely offset by decreases related to acquisitions within the Company’s Communications segment.
Equity Investments
The Company’s equity investments as of September 30, 2025 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled joint ventures; and (v) certain other equity investments.
As of September 30, 2025 and December 31, 2024, the aggregate carrying value of the Company’s equity investments, which are recorded within other long-term assets in the consolidated balance sheets, totaled approximately $328 million and $330 million, respectively. There were no impairments related to these investments in any of the three or nine months ended September 30, 2025 or 2024.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $144.5 million as of September 30, 2025. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $288 million and $287 million as of September 30, 2025 and December 31, 2024, respectively. The table below reflects the investment activity of the Waha JVs for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity in earnings (a)	$7.3	$7.6	$23.3	$21.7
Distributions of earnings (b)	7.2	4.7	17.1	14.0
(a)Equity in earnings related to the Company’s proportionate share of income from the Waha JVs is included within the Company’s Other segment.
(b)Distributions of earnings from the Waha JVs are included within operating cash flows.
Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. The Company made no equity contributions to these other entities for the nine months ended September 30, 2025, and made equity contributions of approximately $0.2 million for the nine months ended September 30, 2024. The Company received distributions of approximately $0.5 million and $1.9 million from these entities for the nine months ended September 30, 2025 and 2024, respectively. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $0.9 million and $2.9 million for the three and nine months ended September 30, 2025, respectively, and totaled approximately $1.9 million and $4.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, related amounts payable to these entities totaled approximately $0.4 million and $0.3 million, respectively. In addition, the Company advanced approximately $0.1 million to certain of these entities for the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, receivables related to these arrangements totaled approximately $4.0 million and $4.1 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of September 30, 2025, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in the first quarter of 2024. As of September 30, 2025 and December 31, 2024, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $172.0 million and $134.8 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $169.3 million and $132.8 million as of September 30, 2025 and December 31, 2024, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $21 million and $23 million as of September 30, 2025 and December 31, 2024, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $29 million and $34 million as of September 30, 2025 and December 31, 2024, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the periods indicated (in millions):

	September 30, 2025	December 31, 2024
Contract billings	$1,710.1	$1,400.6
Less allowance	(17.9)	(19.1)
Accounts receivable, net of allowance	$1,692.2	$1,381.5

Retainage	$368.8	$335.3
Unbilled receivables	1,639.7	1,220.5
Contract assets	$2,008.5	$1,555.8
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables, which are included in contract assets, represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. For the nine months ended September 30, 2025, provisions for credit losses totaled a recovery of approximately $0.7 million and for the nine months ended September 30, 2024, provisions for credit losses totaled approximately $2.2 million, both of which included certain project-specific reserves. Impairment losses on contract assets were not material in either period.

Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue and also include the amount of any accrued project losses. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Total contract liabilities, including accrued project losses, totaled approximately $730.3 million and $735.6 million as of September 30, 2025 and December 31, 2024, respectively, of which deferred revenue comprised approximately $721.1 million and $725.1 million, respectively.
As of September 30, 2025, the increase in contract assets was driven primarily by ordinary course project activity, including in connection with increased project volume primarily within the Company’s Communications segment. For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of approximately $695.4 million and $390.3 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2024 and December 31, 2023, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the nine months ended September 30, 2025 and 2024, the Company sold approximately $378 million and $338 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of September 30, 2025 and December 31, 2024, outstanding sold receivables related thereto totaled approximately $142 million and $84 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $5.7 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively, and totaled approximately $17.6 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 6 – Debt
The following table provides details of the carrying values of debt as of the periods indicated (in millions):

Description	Maturity Date	September 30, 2025	December 31, 2024
Senior credit facility:	June 26, 2030
Revolving loans		$142.4	$43.1
Term loan (a)		—	332.5
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	550.0
6.625% Senior Notes	August 15, 2029	72.2	71.6
2025 Term Loan Facility	June 26, 2028	600.0	—
Five-Year Term Loan Facility		—	285.0
Finance lease and other obligations		408.2	356.5
Total debt obligations		$2,372.8	$2,238.7
Less unamortized deferred financing costs		(15.9)	(14.6)
Total debt, net of deferred financing costs		$2,356.9	$2,224.1
Current portion of long-term debt		157.4	186.1
Long-term debt		$2,199.5	$2,038.0
(a)    The term loan was terminated and fully repaid as of the second quarter of 2025, pursuant to the terms of the amended and restated senior unsecured credit facility, as described below.

Senior Credit Facility
On June 26, 2025, the Company entered into an amended and restated five-year, senior unsecured credit facility (the “Credit Facility”) replacing the November 1, 2021 senior unsecured credit facility (“Existing Credit Agreement”) that would otherwise have terminated on November 1, 2026. The amendment, among other items, maintained revolving commitments of an aggregate amount of $1.9 billion, terminated the term loan under the Existing Credit Agreement, and extended the maturity of the senior secured credit facility from November 1, 2026 to June 26, 2030. The amendment also eliminated certain restrictions on the ability of the Company to make distributions or repurchase capital stock, the requirement of the Company to maintain a minimum consolidated interest coverage ratio and certain other negative covenants. All other material terms and conditions of the Credit Facility were substantially unchanged. The Credit Facility allows the Company to borrow up to an aggregate equivalent amount of $300 million in revolving advances in either Canadian dollars or Mexican pesos. The maximum amount available for letters of credit under the Credit Facility is $750 million, of which up to $250 million can be denominated in either Canadian dollars or Mexican pesos. The Credit Facility also provides for swing line loans of up to $125 million, and, subject to certain conditions, the Company has the option to increase revolving commitments as defined in the Credit Facility. As of both September 30, 2025 and December 31, 2024, the fair value of the Credit Facility, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
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
As of September 30, 2025 and December 31, 2024, outstanding revolving loans, which included $42.4 million and $43.1 million, respectively, of borrowings denominated in Canadian dollars, accrued interest at weighted average rates of approximately 5.19% and 4.97% per annum, respectively. Letters of credit of approximately $20.8 million and $64.3 million were issued as of September 30, 2025 and December 31, 2024, respectively. As of both September 30, 2025 and December 31, 2024, letter of credit fees accrued at 0.5625% per annum for performance standby letters of credit and at 1.375% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation.
As of September 30, 2025 and December 31, 2024, availability for revolving loans totaled $1,736.8 million and $1,792.6 million, respectively, or up to $729.2 million and $585.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $257.6 million and $256.9 million of availability in either Canadian dollars or Mexican pesos as of September 30, 2025 and December 31, 2024, respectively. The unused facility fee as of both September 30, 2025 and December 31, 2024 accrued at rates of 0.200% per annum.
Other Credit Facilities
The Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of September 30, 2025 and December 31, 2024, letters of credit issued under this facility totaled $33.4 million and $17.4 million, respectively, which accrued fees at 0.65% and 0.75% per annum, respectively.
Senior Notes
As of both September 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s 4.500% senior notes due August 15, 2028 (the “4.500% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $598.0 million and $581.9 million, respectively. As of both September 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”) totaled $550.0 million, and their estimated fair value totaled approximately $575.7 million and $558.8 million, respectively. As of September 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 (the “6.625% Senior Notes”) totaled $72.2 million and $71.6 million, respectively, and their estimated fair value approximated their carrying value for both respective periods. As of September 30, 2025 and December 31, 2024, the estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs.
2025 Term Loan Facility
On June 26, 2025, the Company entered into a new $600 million senior unsecured term loan agreement (the “2025 Term Loan Facility”). The 2025 Term Loan Facility will mature on June 26, 2028, and the loans thereunder are not subject to amortization and are not guaranteed or secured by any assets of the Company or any of its subsidiaries. As of September 30, 2025, the Company had $600 million outstanding under the 2025 Term Loan Facility. The fair value of the 2025 Term Loan Facility as of September 30, 2025, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value. During the second quarter of 2025, using the net proceeds from the 2025 Term Loan Facility, together with available cash, the Company repaid the $328.1 million term loan under the Existing Credit Agreement and the remaining $277.5 million of the Company’s unsecured five-year term loan (“the Five-Year Term Loan”) that would otherwise have matured on October 7, 2027.
Outstanding loans under the 2025 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the 2025 Term Loan Facility, plus a margin of 1.00% to 1.50%, or (b) a Base Rate, as defined below, plus a margin of up to 0.50%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the 2025 Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and

Debt Rating, each as defined in the 2025 Term Loan Facility, as of the most recent fiscal quarter. As of September 30, 2025, the 2025 Term Loan Facility accrued interest at a rate of 5.416%.
Five-Year Term Loan Facility
As described above, during the second quarter of 2025, the Company used a portion of the net proceeds from the 2025 Term Loan Facility, together with available cash, to repay the remaining $277.5 million of the Five-Year Term Loan that would otherwise have matured on October 7, 2027.
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
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both September 30, 2025 and December 31, 2024.
Additional Information
In connection with the amended and restated Credit Facility and the 2025 Term Loan Facility, deferred financing costs of $4.2 million and $1.2 million, respectively, were incurred during the second quarter of 2025 and are being amortized over the respective terms of those instruments. Such amortization is included in interest expense, net in the consolidated statements of operations.
As of September 30, 2025 and December 31, 2024, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $16.4 million and $20.8 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 – Debt in the Company’s 2024 Form 10-K.
Note 7 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and other facility, vehicle and equipment needs, including certain related party leases. As of September 30, 2025, the Company’s leases have remaining lease terms of up to 14 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of September 30, 2025 and December 31, 2024 totaled $808.6 million and $713.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $562.0 million and $473.0 million as of September 30, 2025 and December 31, 2024, respectively. Depreciation expense associated with finance leases totaled $16.9 million and $18.3 million for the three months ended September 30, 2025 and 2024, respectively, and totaled $53.8 million and $65.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Operating Leases
Operating lease additions for the three months ended September 30, 2025 and 2024 totaled $42.3 million and $20.2 million, respectively, and for the nine months ended September 30, 2025 and 2024, totaled $138.8 million and $136.0 million, respectively. For the three months ended September 30, 2025 and 2024, rent expense for leases that have terms in excess of one year totaled approximately $57.3 million and $49.3 million, respectively, of which $5.4 million and $4.2 million, respectively, represented variable lease costs. For the nine months ended September 30, 2025 and 2024, rent expense for such leases totaled approximately $162.4 million and $146.7 million, respectively, of which $15.5 million and $13.5 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $186.0 million and $138.6 million for the three months ended September 30, 2025 and 2024, respectively, and totaling approximately $468.6 million and $399.6 million for the nine months ended September 30, 2025 and 2024, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of September 30, 2025 were as follows (in millions):

	Finance Leases	Operating Leases
2025, remaining three months	$41.4	$47.4
2026	131.0	162.8
2027	91.3	112.5
2028	64.6	65.9
2029	33.9	28.3
Thereafter	7.3	38.3
Total minimum lease payments	$369.5	$455.2
Less amounts representing interest	(27.0)	(43.0)
Total lease obligations, net of interest	$342.5	$412.2
Less current portion	135.1	157.0
Long-term portion of lease obligations, net of interest	$207.4	$255.2
The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the periods indicated:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Finance leases	3.1	2.7
Operating leases	3.5	3.7
Weighted average discount rate:
Finance leases	4.9%	4.8%
Operating leases	5.3%	5.1%
Note 8 – Stockholders' Equity
Share Repurchases
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. There were no share repurchases under the Company’s share repurchase program for the three months ended September 30, 2025, and for the nine months ended September 30, 2025, the Company repurchased 0.7 million shares of its common stock for an aggregate purchase price totaling $77.3 million, which completed the Company’s $150 million March 2020 share repurchase program during the second quarter of 2025. There were no share repurchases under the Company’s share repurchase program in any of the three or nine months ended September 30, 2024. In May 2025, the Company’s Board of Directors authorized a new $250 million share repurchase program, for which the full amount remains available for future share repurchases as of September 30, 2025. The Company’s share repurchase program does not have an expiration date and may be modified or suspended at any time at the Company’s discretion.
Stock-Based Compensation
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2025, there were approximately 4,003,000 shares available for future grants. Non-cash stock-based compensation expense under all plans totaled approximately $9.3 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively, and totaled approximately $25.6 million and $24.0 million for the nine months ended September 30, 2025 and 2024, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $2.5 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, income tax benefits totaled $5.8 million and $4.2 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $1.3 million and net tax shortfalls totaling $0.1 million for the respective periods.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of September 30, 2025, total unearned compensation related to restricted shares was approximately $53.8 million, which amount is expected to be recognized over a weighted average period of approximately 2.0 years. The fair value of restricted shares that vested totaled approximately $6.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and totaled approximately $27.7 million and $14.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2024	1,131,020	$75.48
Granted	382,180	121.39
Vested	(208,362)	86.08
Canceled/forfeited	(46,308)	94.37
Non-vested restricted shares, as of September 30, 2025	1,258,530	$86.97
(a)    Includes 1,000 restricted stock units as of December 31, 2024.
Note 9 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three months ended September 30, 2025 and 2024, the Company’s consolidated effective tax rates were 21.3% and 23.0%, respectively, and for the nine months ended September 30, 2025 and 2024 were 21.2% and 25.8%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 included income tax benefits primarily due to the reversal of uncertain tax position liabilities related to a state audit and the release of valuation allowances on certain deferred tax assets that were no longer necessary, offset, in part, by an increase in income tax expense due to higher pre-tax income. For the nine months ended September 30, 2024, the Company’s effective tax rate included the effect of a lower state income tax rate partially offset by a higher percentage of non-deductible expenses relative to pre-tax income.
On July 4, 2025, new tax legislation was signed into law, known as the One Big Beautiful Bill Act (the “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company has undertaken efforts to reasonably estimate the impact of the provisions of the new law and expects that there will be no material impacts to the consolidated financial statements. The Company will continue to evaluate the full impact of these legislative changes as more guidance becomes available.
Note 10 – Segments and Related Information
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

Three Months Ended September 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2025:
Revenue (a)	$914.6	$1,364.1	$1,110.7	$597.8	$—	$(20.3)	$3,966.9
Costs of revenue, excluding depreciation and amortization	794.3	1,197.9	966.2	490.6	—	(20.3)	3,428.7
Other segment items (b)	17.3	50.8	40.2	15.2	(7.1)	—	116.4
EBITDA	$103.0	$115.4	$104.3	$92.0	$7.1	$—	$421.8

2024: (c)
Revenue (a)	$688.0	$1,138.4	$950.6	$497.8	$—	$(22.4)	$3,252.4
Costs of revenue, excluding depreciation and amortization	594.1	1,003.4	829.9	385.5	—	(22.4)	2,790.5
Other segment items (b)	19.0	50.0	34.5	9.2	(7.4)	—	105.3
EBITDA	$74.9	$85.0	$86.2	$103.1	$7.4	$—	$356.6

Nine Months Ended September 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2025:
Revenue (a)	$2,432.3	$3,411.3	$3,056.0	$1,493.9	$—	$(34.1)	$10,359.4
Costs of revenue, excluding depreciation and amortization	2,143.5	3,008.3	2,702.9	1,253.1	—	(34.1)	9,073.7
Other segment items (b)	56.4	147.2	106.2	42.2	(22.3)	—	329.7
EBITDA	$232.4	$255.8	$246.9	$198.6	$22.3	$—	$956.1

2024: (c)
Revenue (a)	$1,784.8	$2,834.2	$2,616.9	$1,704.0	$—	$(39.5)	$8,900.4
Costs of revenue, excluding depreciation and amortization	1,572.2	2,540.6	2,293.1	1,327.1	—	(39.5)	7,693.5
Other segment items (b)	58.9	140.8	107.0	46.0	(17.2)	—	335.5
EBITDA	$153.7	$152.8	$216.8	$330.9	$17.2	$—	$871.4
(a)    Total consolidated revenue equals total reportable segment revenue of $3,966.9 million and $3,252.4 million for the three months ended September 30, 2025 and 2024, respectively, and $10,359.4 million and $8,900.4 million for the nine months ended September 30, 2025 and 2024, respectively, as there is no revenue recorded within Corporate results.
(b)    For each of the three and nine months ended September 30, 2025 and 2024, other segment items for each reportable segment includes general and administrative expenses, equity in earnings or losses of unconsolidated affiliates, net, and other income or expense, net.
(c)    Recast to reflect first quarter of 2025 segment changes.

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation:	2025	2024	2025	2024
Income before income taxes	$211.6	$137.0	$341.4	$154.5
Plus:
Interest expense, net	45.4	47.0	128.3	149.7
Depreciation	71.8	80.2	218.0	289.8
Amortization	32.7	34.4	98.0	101.7
Corporate (a)	60.2	58.0	170.4	175.8
Segment EBITDA	$421.8	$356.6	$956.1	$871.4
(a)    For the nine months ended September 30, 2024, Corporate included a loss on debt extinguishment of $11.3 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and Amortization:	2025	2024 (a)	2025	2024 (a)
Communications	$15.8	$17.6	$45.4	$58.3
Clean Energy and Infrastructure	26.6	30.2	81.1	93.7
Power Delivery	34.2	36.2	106.3	129.6
Pipeline Infrastructure	25.7	27.9	76.6	102.2
Other	—	—	—	—
Corporate	2.3	2.7	6.6	7.6
Consolidated depreciation and amortization	$104.6	$114.6	$316.0	$391.4
(a)    Recast to reflect first quarter of 2025 segment changes.

Assets:	September 30, 2025	December 31, 2024 (a)
Communications	$1,926.6	$1,673.8
Clean Energy and Infrastructure	2,712.7	2,706.4
Power Delivery	2,705.0	2,489.9
Pipeline Infrastructure	1,811.1	1,599.7
Other	316.8	318.2
Corporate	221.3	187.3
Consolidated assets	$9,693.5	$8,975.3
(a)    Recast to reflect first quarter of 2025 segment changes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures:	2025	2024 (a)	2025	2024 (a)
Communications	$3.9	$3.2	$20.1	$11.9
Clean Energy and Infrastructure	7.7	7.4	27.0	20.3
Power Delivery	15.5	23.5	56.4	41.6
Pipeline Infrastructure	27.6	8.0	59.2	22.4
Other	—	—	—	—
Corporate	14.0	1.5	17.1	4.3
Consolidated capital expenditures	$68.7	$43.6	$179.8	$100.5
(a)    Recast to reflect first quarter of 2025 segment changes.
Foreign Operations. MasTec operates primarily within the United States and Canada, and, to a far lesser extent, in the Caribbean, India and Mexico. Revenue derived from foreign operations totaled $39.0 million and $20.0 million for the three months ended September 30, 2025 and 2024, respectively, and totaled $132.7 million and $70.9 million for the nine months ended September 30, 2025 and 2024, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Pipeline Infrastructure segment. As of September 30, 2025 and December 31, 2024, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $23.4 million and $25.3 million, respectively, and intangible assets and goodwill, net, of $109.2 million and $108.8 million, for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations.
Significant Customers. For both the three and nine months ended September 30, 2025, AT&T represented approximately 10% of the Company’s total consolidated revenue. The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for maintenance services and construction/installation contracts for wireless and wireline, and for which the related revenue is included primarily within the Communications segment. No customer represented greater than 10% of the Company’s total consolidated revenue in either of the three or nine months ended September 30, 2024. Revenue from governmental entities for the three months ended September 30, 2025 and 2024 totaled approximately 13% and 14% of total revenue, respectively, and for both the nine months ended September 30, 2025 and 2024, totaled approximately 13% of total revenue, all of which was derived from its U.S. operations.
Note 11 – Commitments and Contingencies
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
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 7 – Lease Obligations and Note 12 – Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its VIEs. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors, and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2025 and December 31, 2024, there were $54.2 million and $81.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2025 or December 31, 2024.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2025 and December 31, 2024, outstanding performance and payment bonds approximated $9.4 billion and $7.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $3.2 billion and $2.2 billion, respectively. Included in these balances as of September 30, 2025 and December 31, 2024 are $1.3 billion and $838.7 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of seven civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2025, the Company was not aware of material claims against it in connection with these arrangements. Included in the Company’s cash balances as of September 30, 2025 and December 31, 2024 are amounts held by entities that are proportionately consolidated totaling $32.3 million and $46.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 – Fair Value of Financial Instruments and Note 12 – Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $3.3 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively, which amounts are generally not available for use in the Company’s other operations.
As of September 30, 2025 and December 31, 2024, MasTec’s estimated gross liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $295.1 million and $251.0 million, respectively, of which $218.2 million and $184.1 million was reflected within other long-term liabilities, with the remainder reflected within other accrued expenses, in the consolidated balance sheets as of the respective periods. Related insurance recoveries/receivables totaled $26.3 million and $24.4 million as of September 30, 2025 and December 31, 2024, respectively, of which $23.3 million and $21.4 million was reflected within other long-term assets, with the remainder reflected within other current assets, in the consolidated balance sheets as of the respective periods.
MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $2.2 million and $4.7 million as of September 30, 2025 and December 31, 2024, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $7.4 million and $8.7 million as of September 30, 2025 and December 31, 2024, respectively. Outstanding surety bonds related to self-insurance programs amounted to $206.6 million and $196.3 million as of September 30, 2025 and December 31, 2024, respectively.
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
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2025 and December 31, 2024, the Company had accrued project close-out liabilities of approximately $5 million and $20 million, respectively. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,630 customers for the nine months ended September 30, 2025. As of both September 30, 2025 and December 31, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. The Company derived approximately 35% and 34% of its revenue from its top ten customers for the three months ended September 30, 2025 and 2024, respectively, and derived approximately 34% and 37% of such revenue for the nine months ended September 30, 2025 and 2024, respectively.
Note 12 – Related Party Transactions
The Company rents and leases equipment and purchases certain supplies and servicing from CCI, an entity in which Juan Carlos Mas, who is an immediate family member of the Company’s CEO and its Chairman of the Board, serves as the chairman. Additionally, a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners of CCI. For the three months ended September 30, 2025 and 2024, MasTec paid CCI approximately $1.8 million and $2.2 million, respectively, and for the nine months ended September 30, 2025 and 2024, MasTec paid approximately $4.5 million and $10.8 million, respectively, for such services. Amounts payable to CCI totaled approximately $1.1 million and $0.7 million as of September 30, 2025 and December 31, 2024, respectively. The Company also rents equipment to CCI and revenue from such rentals totaled approximately $0.3 million for both the nine months ended September 30, 2025 and 2024.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three months ended September 30, 2025 and 2024, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $2.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2025 and 2024, subcontracting expenses totaled approximately $3.4 million and $5.8 million, respectively. Related amounts payable totaled approximately $1.4 million as of September 30, 2025.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. For the three months ended September 30, 2025 and 2024, payments related to this leasing arrangement totaled approximately $1.4 million and $1.6 million, respectively, and for the nine months ended September 30, 2025 and 2024, MasTec paid approximately $4.2 million and $4.5 million, respectively.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as utility and wireless infrastructure services. Construction services related to site preparation for a new soccer complex began in 2023. For the three months ended September 30, 2025 and 2024, revenue under these arrangements totaled approximately $16.5 million and $5.0 million, respectively, and totaled approximately $46.1 million and $13.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30,

2025 and December 31, 2024, amounts receivable related to these arrangements totaled approximately $31.6 million and $12.8 million, respectively. Payments for other expenses related to the Franchise totaled approximately $0.2 million for both the three months ended September 30, 2025 and 2024, and totaled approximately $0.8 million for both the nine months ended September 30, 2025 and 2024.
MasTec has a subcontracting arrangement to perform construction services for an entity in which José R. Mas had a minority interest, and a member of management of a MasTec subsidiary owned the remaining interest. On January 1, 2024, MasTec acquired José R. Mas’ interest in this entity for approximately $0.7 million.
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. The Company made no payments in connection with these agreements during 2025. For the nine months ended September 30, 2024, the Company paid approximately $0.4 million, net, in connection with these agreements. As of both September 30, 2025 and December 31, 2024, life insurance assets associated with these agreements totaled approximately $27.5 million.
In any given year, the Company may engage in certain transactions on behalf of or to former owners of acquired businesses (“former owners”) and/or entities in which members of subsidiary management have ownership or commercial interests (“related entities or entity”). A summary of these related party transactions for the periods indicated is noted below.
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, related entities. For the three months ended September 30, 2025 and 2024, payments to these related entities totaled approximately $10.6 million and $6.8 million, respectively, and for the nine months ended September 30, 2025 and 2024, such payments totaled approximately $27.3 million and $25.4 million, respectively. Payables associated with such arrangements totaled approximately $2.1 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively. Revenue from such arrangements totaled approximately $3.6 million and $5.4 million for the three months ended September 30, 2025 and 2024, respectively, and totaled approximately $8.6 million and $14.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of both September 30, 2025 and December 31, 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled receivables of approximately $3.9 million.
The Company made advances of $0.3 million on behalf of or to former owners during the nine months ended September 30, 2024, which were obligated to be repaid under the provisions of the related purchase agreements. As of December 31, 2024, amounts receivable for such advances totaled approximately $0.2 million and were repaid in 2025.
Additionally, the Company had certain arrangements with a related entity, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. This letter of credit was cancelled as of March 31, 2025. Income recognized in connection with these arrangements totaled approximately $0.2 million for the nine months ended September 30, 2025 and totaled approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. As of December 31, 2024, related amounts receivable totaled approximately $0.4 million, which were repaid in 2025.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries. The Company sold certain minority interests in these entities to members of management of a MasTec subsidiary for $7.1 million of notes receivable in a prior year. These notes, of which approximately $1.2 million and $3.2 million was outstanding as of September 30, 2025 and December 31, 2024, respectively, are recorded within other current or long-term assets, as appropriate, in the consolidated financial statements. The notes bear interest at a rate of 5.0% per annum. For the nine months ended September 30, 2025 and 2024, the Company recognized interest income related to these notes of approximately $0.1 million and $0.2 million, respectively.

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2024 Annual Report on Form 10-K (“2024 Form 10-K”), including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the Securities and Exchange Commission (the “SEC”). Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended September 30, 2025 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2024 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions and anticipate the remainder of 2025 to continue to be a dynamic macroeconomic environment, with continuing levels of cost inflation due, in part, to trade actions discussed below, and potential market volatility, any or all of which could adversely affect our costs and customer demand.
As disclosed within our “Risk Factors” in our 2024 Form 10-K as updated by Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, we are subject to risks related to, among other factors, trade actions, including tariffs, that may have significant effects on macroeconomic conditions. During the nine months ended September 30, 2025, the U.S. government announced or imposed a variety of tariff or other trade actions, in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports or bans by foreign countries on certain of their exports. These actions have increased the cost of importing certain construction materials into the U.S., including steel, concrete, copper and solar panels, and have caused disruption and uncertainty to both international trade and supply chains.
While these trade actions have not had a material impact on the results of our operations to date, we are monitoring and evaluating any potential impacts from the imposition of tariffs and other trade measures, particularly as they may affect our customers’ capital spending plans, supply chains and operational costs, and are considering ways in which we or our customers may mitigate their related impacts. However, the tariff environment remains dynamic and we cannot predict with certainty the effect future changes in global trade policy and tariffs will have on our customers and/or on demand for our services in future periods.
Further, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States increasing federal support for oil and gas production while reducing support for renewable energy and infrastructure. Notably, the OBBBA accelerates the phaseout of certain clean energy tax credits established under the Inflation Reduction Act, including the clean electricity investment and clean energy production credits for solar and wind projects, which may reduce longer term demand for such projects. Under the new provisions, these credits will no longer be available for projects placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible. At the same time, the OBBBA contains other provisions to incentivize oil and gas development as well as to support energy infrastructure such as carbon capture and energy storage. The OBBBA, along with other evolving trade and immigration policies, may have both positive and negative effects on our business, including, but not limited to, shifts in the timing, type and scope of customer projects, fluctuations in demand for our services, and changes in capital and labor costs, including availability.
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

Business Overview
We are a leading North American infrastructure engineering and construction company focused primarily on engineering, building, installation, maintenance and upgrade of communications, energy and utility and other infrastructure, such as: wireless, wireline/fiber; power delivery infrastructure, including transmission, distribution, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 95 years. For the twelve months ended September 30, 2025, we had an average of approximately 34,000 employees and 790 locations, and as of September 30, 2025, we had approximately 38,000 employees and 810 locations. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
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
In the first quarter of 2025, we made changes to our Communications and Power Delivery segment structure to more closely align with our segments’ end markets and to better correspond with the operational management reporting structure of both segments. These changes included moving a component with utility operations previously reported in our Communications segment to our Power Delivery segment. These changes did not impact our consolidated financial statements, but did impact our reportable segments, including historical financial information. See Note 10 – Segments and Related Information and Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 23% of our estimated September 30, 2025 backlog in 2025. The following table presents 18-month estimated backlog by reportable segment as of the periods indicated:

Reportable Segment (in millions):	September 30, 2025	June 30, 2025	September 30, 2024 (a)
Communications	$5,055	$5,008	$4,416
Clean Energy and Infrastructure	5,026	4,922	4,141
Power Delivery	5,128	5,062	4,599
Pipeline Infrastructure	1,571	1,460	702
Other	—	—	—
Estimated 18-month backlog	$16,780	$16,452	$13,858
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 10 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
As of September 30, 2025, 48% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of September 30, 2025, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $8.3 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $3.2 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2025 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.9 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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
Other than the update to the reporting unit structure of our Communications and Power Delivery operating segments during the first quarter of 2025, as described above, there were no material changes in our critical accounting estimates or policies during the nine months ended September 30, 2025.
Results of Operations
Comparison of Consolidated Results
The following tables, which may contain slight summation differences due to rounding, reflect our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, as appropriate, which are described in the comparison of results section below. Unless otherwise stated, comparisons are for the periods ended September 30, 2025 and 2024. Historical financial information for our reportable segments has been recast to conform with the changes described in Note 10 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,				Change
	2025		2024		$	%
Revenue	$3,966.9	100.0%	$3,252.4	100.0%	$714.5	22.0%
Costs of revenue, excluding depreciation and amortization	3,429.2	86.4%	2,789.3	85.8%	639.9	22.9%
Depreciation	71.8	1.8%	80.2	2.5%	(8.4)	(10.4)%
Amortization of intangible assets	32.7	0.8%	34.4	1.1%	(1.6)	(4.8)%
General and administrative expenses	181.0	4.6%	168.9	5.2%	12.2	7.2%
Interest expense, net	45.4	1.1%	47.0	1.4%	(1.6)	(3.4)%
Equity in earnings of unconsolidated affiliates, net	(6.6)	(0.2)%	(7.0)	(0.2)%	0.5	(6.9)%
Other expense, net	1.6	0.0%	2.8	0.1%	(1.1)	(40.7)%
Income before income taxes	$211.6	5.3%	$137.0	4.2%	$74.7	54.5%
Provision for income taxes	(45.1)	(1.1)%	(31.5)	(1.0)%	(13.6)	43.0%
Net income	$166.5	4.2%	$105.4	3.2%	$61.1	58.0%
Net income attributable to non-controlling interests	5.8	0.1%	10.2	0.3%	(4.3)	(42.6)%
Net income attributable to MasTec, Inc.	$160.7	4.0%	$95.2	2.9%	$65.4	68.7%
Revenue. On a consolidated basis, revenue increased by $715 million, or 22%, driven by our segment results as follows: revenue increased in our Communications segment by approximately $227 million, or 33%, in our Clean Energy and Infrastructure segment by approximately $226 million, or 20%, in our Power Delivery segment by approximately $160 million, or 17%, and in our Pipeline Infrastructure segment by approximately $100 million, or 20%. See below for details of revenue by segment.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $613 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $27 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 70 basis points to 86.4% of revenue for the three months ended September 30, 2025 from 85.8% of revenue for the same period in 2024. The basis point increase was due to a combination of project mix and reduced project efficiencies, primarily within our Pipeline Infrastructure segment, offset, in part, by improved productivity and efficiencies within our Clean Energy and Infrastructure segment.
Depreciation. As a percentage of revenue, depreciation decreased by approximately 70 basis points, due primarily to a net reduction related to a change in the depreciable lives of certain machinery and equipment to better align the respective assets’ lives with their expected useful lives, and, to a lesser extent, asset sales, offset, in part, by higher capital expenditures to support operational growth and the replacement of older machinery and equipment.
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
General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in compensation expense and professional fees, as well as a decrease in gains on sales of assets, net. Overall, general and administrative expenses decreased by approximately 60 basis points as a percentage of revenue for the three months ended September 30, 2025 as compared with the same period in 2024 due to higher levels of revenue.
Interest expense, net. The decrease in interest expense, net, resulted primarily from lower average balances and, to a lesser extent, lower average interest rates on our variable rate debt, which accounted for a reduction in interest expense of approximately $3 million, offset, in part, by an increase in interest expense from finance lease activity.
Equity in earnings of unconsolidated affiliates, net. For both the three months ended September 30, 2025 and 2024, equity in earnings from unconsolidated affiliates, net, totaled approximately $7 million, and related primarily to our investments in the Waha JVs.
Other expense, net. For the three months ended September 30, 2025, other expense, net, included approximately $2 million of expense, net from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the three months ended September 30, 2024, other expense, net, included approximately $2 million of expense, net, from changes to estimated Earn-out accruals and approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business, offset, in part, by other miscellaneous income, net, including amounts from legal and other settlements.
Provision for income taxes. For the three months ended September 30, 2025, our effective tax rate was 21.3% as compared with 23.0% for the same period in 2024. Our effective tax rate for the three months ended September 30, 2025, included income tax benefits primarily due to the reversal of uncertain tax position liabilities related to a state audit and the release of valuation allowances on certain deferred tax assets that were no longer necessary, offset, in part, by an increase in income tax expense due to higher pre-tax income, whereas for the three months ended September 30, 2024, our effective tax rate included the effect of a lower state income tax rate partially offset by a higher percentage of non-deductible expenses relative to pre-tax income.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $6 million for the three months ended September 30, 2025, as compared with $10 million for the same period in 2024. The decrease was primarily attributable to the decrease in activity of certain entities within the Communications segment with minority interest holders.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,				Change
	2025		2024		$	%
Revenue	$10,359.4	100.0%	$8,900.4	100.0%	$1,459.0	16.4%
Costs of revenue, excluding depreciation and amortization	9,075.0	87.6%	7,709.4	86.6%	1,365.6	17.7%
Depreciation	218.0	2.1%	289.8	3.3%	(71.8)	(24.8)%
Amortization of intangible assets	98.0	0.9%	101.7	1.1%	(3.6)	(3.6)%
General and administrative expenses	523.9	5.1%	501.5	5.6%	22.4	4.5%
Interest expense, net	128.3	1.2%	149.7	1.7%	(21.3)	(14.3)%
Equity in earnings of unconsolidated affiliates, net	(23.9)	(0.2)%	(22.2)	(0.2)%	(1.8)	7.9%
Loss on extinguishment of debt	—	—%	11.3	0.1%	(11.3)	(100.0)%
Other (income) expense, net	(1.3)	(0.0)%	4.6	0.1%	(5.9)	NM
Income before income taxes	$341.4	3.3%	$154.5	1.7%	$186.8	120.9%
Provision for income taxes	(72.4)	(0.7)%	(39.8)	(0.4)%	(32.6)	81.9%
Net income	$269.0	2.6%	$114.7	1.3%	$154.2	134.4%
Net income attributable to non-controlling interests	12.6	0.1%	26.7	0.3%	(14.0)	(52.6)%
Net income attributable to MasTec, Inc.	$256.3	2.5%	$88.0	1.0%	$168.3	191.1%
NM - Percentage is not meaningful
Revenue. On a consolidated basis, revenue increased by $1,459 million, or 16%, driven by our segment results as follows: revenue increased in our Communications segment by approximately $648 million, or 36%, in our Clean Energy and Infrastructure segment by approximately $577 million, or 20%, and in our Power Delivery segment by approximately $439 million, or 17%, and decreased in our Pipeline Infrastructure segment by approximately $210 million, or 12%. See below for details of revenue by segment.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $1,264 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $102 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 100 basis points to 87.6% of revenue for the nine months ended September 30, 2025 from 86.6% of revenue for the same period in 2024. The basis point increase was due to a combination of project mix and reduced project efficiencies, primarily within our Pipeline Infrastructure and Power Delivery segments, offset, in part, by improved productivity and efficiencies within our Clean Energy and Infrastructure segment.
Depreciation. As a percentage of revenue, depreciation decreased by approximately 120 basis points, due primarily to a net reduction related to a change in the depreciable lives of certain machinery and equipment to better align the respective assets’ lives with their expected useful lives, and, to a lesser extent, asset sales, offset, in part, by higher capital expenditures to support operational growth and the replacement of older machinery and equipment.
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
General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in professional fees, the effects of timing of ordinary course legal matters, and a decrease in gains on sales of assets, net, offset, in part, by a decrease in the provision for credit losses. Overall, general and administrative expenses decreased by approximately 60 basis points as a percentage of revenue for the nine months ended September 30, 2025 as compared with the same period in 2024 due to higher levels of revenue.
Interest expense, net. The decrease in interest expense, net, resulted primarily from lower average balances and, to a lesser extent, lower average interest rates on our variable rate debt, which accounted for a reduction of approximately $35 million, offset, in part, by an increase in interest expense from our senior notes due to higher average balances, including from the June 2024 issuance of our 5.900% Senior Notes, and, to a lesser extent, from finance leases and accounts receivable financing arrangements due to higher levels of activity.
Equity in earnings of unconsolidated affiliates, net. For the nine months ended September 30, 2025 and 2024, equity in earnings from unconsolidated affiliates, net, totaled approximately $24 million and $22 million, respectively, and related primarily to our investments in the Waha JVs.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the nine months ended September 30, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.

Other (income) expense, net. For the nine months ended September 30, 2025, other income, net, included approximately $3 million of income, net, from changes to estimated Earn-out accruals, and approximately $2 million of other miscellaneous income, net, offset, in part, by approximately $4 million of expense, net from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the nine months ended September 30, 2024, other expense, net, included approximately $3 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business and approximately $10 million of asset impairment and other valuation adjustments related to certain fixed assets, offset, in part, by approximately $6 million of other miscellaneous income, net, including amounts from legal and other settlements.
Provision for income taxes. For the nine months ended September 30, 2025, our effective tax rate was 21.2% as compared with 25.8% for the same period in 2024. Our effective tax rate for the nine months ended September 30, 2025, included income tax benefits primarily due to the reversal of uncertain tax position liabilities related to a state audit and the release of valuation allowances on certain deferred tax assets that were no longer necessary, offset, in part, by an increase in income tax expense due to higher pre-tax income, whereas for the nine months ended September 30, 2024, our effective tax rate included the effect of a lower state income tax rate partially offset by a higher percentage of non-deductible expenses relative to pre-tax income.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $13 million for the nine months ended September 30, 2025, as compared with $27 million for the same period in 2024. The decrease was primarily attributable to the decrease in activity of certain entities within the Pipeline Infrastructure and Communications segments with minority interest holders.
Analysis of Revenue and EBITDA by Segment
We review our operating results by reportable segment. See Note 10 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. EBITDA margin is calculated by dividing EBITDA by revenue for the same period. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. Historical financial information for our reportable segments has been recast to conform with the changes described in Note 10 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. The following tables, which may contain slight summation differences due to rounding, present revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions).
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Revenue				EBITDA and EBITDA Margin
	Three Months Ended September 30,		Change		Three Months Ended September 30,				Change
Segment:	2025	2024 (a)	$	%	2025		2024 (a)		$	%
Communications	$914.6	$688.0	$226.6	32.9%	$103.0	11.3%	$74.9	10.9%	$28.1	37.6%
Clean Energy and Infrastructure	1,364.1	1,138.4	225.7	19.8%	115.4	8.5%	85.0	7.5%	30.5	35.8%
Power Delivery	1,110.7	950.6	160.1	16.8%	104.3	9.4%	86.2	9.1%	18.1	21.0%
Pipeline Infrastructure	597.8	497.8	99.9	20.1%	92.0	15.4%	103.1	20.7%	(11.1)	(10.8)%
Other	—	—	—	—%	7.1	NM	7.4	NM	(0.3)	(4.3)%
Eliminations	(20.3)	(22.4)	2.2	(10.0)%	—	—	—	—	—	—%
Segment Total	$3,966.9	$3,252.4	$714.5	22.0%	$421.8	10.6%	$356.6	11.0%	$65.2	18.3%
Corporate	—	—	—	—	(60.2)	—	(58.0)	—	(2.2)	3.8%
Consolidated Total	$3,966.9	$3,252.4	$714.5	22.0%	$361.6	9.1%	$298.6	9.2%	$63.1	21.1%
NM - Percentage is not meaningful
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 10 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireless and wireline project activity due, in part, to increased customer demand, offset, in part, by a decrease in our install-to-the-home project activity due, in part, to changes in consumer behavior resulting in lower demand.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 40 basis points, or $3 million, due to improved efficiencies, including from our wireless and wireline businesses. Higher levels of revenue resulted in an increase in EBITDA of approximately $25 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity and mix, primarily in our renewable projects.

EBITDA. As a percentage of revenue, EBITDA increased by approximately 100 basis points, or $14 million, due to a combination of project mix, improved productivity and efficiencies, primarily from certain renewable and infrastructure project work, and the positive effects of certain industrial project close-outs. Higher levels of revenue resulted in an increase in EBITDA of approximately $17 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including timing-related increases in transmission and distribution-related project work, as well as higher levels of certain infrastructure-related project work. These increases were offset, in part, by a decrease in substation-related project activity, as well as a decrease in demand for emergency restoration services.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 30 basis points, or $4 million, primarily due to improved efficiencies, offset, in part, by a reduction in emergency restoration services. Higher levels of revenue resulted in an increase in EBITDA of approximately $15 million.
Pipeline Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of midstream pipeline and other infrastructure-related project activity.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 530 basis points, or $32 million, due primarily to reduced efficiencies, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $21 million.
Other Segment Results
EBITDA. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs.
Corporate Results
EBITDA. For the three months ended September 30, 2025, Corporate EBITDA included approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the three months ended September 30, 2024, Corporate EBITDA included approximately $2 million of expense, net, from changes to estimated Earn-out accruals and approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the three months ended September 30, 2025 not related to the above-described items increased by approximately $4 million as compared with the same period in 2024, due primarily to increases in compensation, and the effects of timing of ordinary course legal and other settlement matters.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Revenue				EBITDA and EBITDA Margin
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,				Change
Segment:	2025	2024 (a)	$	%	2025		2024 (a)		$	%
Communications	$2,432.3	$1,784.8	$647.6	36.3%	$232.4	9.6%	$153.7	8.6%	$78.8	51.3%
Clean Energy and Infrastructure	3,411.3	2,834.2	577.1	20.4%	255.8	7.5%	152.8	5.4%	103.0	67.4%
Power Delivery	3,056.0	2,616.9	439.1	16.8%	246.9	8.1%	216.8	8.3%	30.1	13.9%
Pipeline Infrastructure	1,493.9	1,704.0	(210.1)	(12.3)%	198.6	13.3%	330.9	19.4%	(132.3)	(40.0)%
Other	—	—	—	—%	22.3	NM	17.2	NM	5.1	29.7%
Eliminations	(34.1)	(39.5)	5.3	(13.5)%	—	—	—	—	—	—%
Segment Total	$10,359.4	$8,900.4	$1,459.0	16.4%	$956.1	9.2%	$871.4	9.8%	$84.7	9.7%
Corporate	—	—	—	—	(170.4)	—	(175.8)	—	5.4	(3.1)%
Consolidated Total	$10,359.4	$8,900.4	$1,459.0	16.4%	$785.7	7.6%	$695.6	7.8%	$90.1	12.9%
NM - Percentage is not meaningful
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 10 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireless and wireline project activity due, in part, to increased customer demand, offset, in part, by a decrease in our install-to-the-home project activity due, in part, to changes in consumer behavior resulting in lower demand.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 90 basis points, or $23 million, due to improved efficiencies, including from our wireless and wireline businesses. Higher levels of revenue resulted in an increase in EBITDA of approximately $56 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity and mix, primarily in our renewable and heavy civil projects.

EBITDA. As a percentage of revenue, EBITDA increased by approximately 210 basis points, or $72 million, due to a combination of project mix, the positive effects of certain renewable project close-outs, and improved productivity and efficiencies, primarily from certain renewable and infrastructure project work. Higher levels of revenue resulted in an increase in EBITDA of approximately $31 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including timing-related increases in transmission and distribution-related project work, as well as higher levels of certain infrastructure-related project work, offset, in part, by a decrease in demand for emergency restoration services.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 20 basis points, or $6 million, primarily due to reduced efficiencies at certain of our project sites and a reduction in emergency restoration services. Higher levels of revenue resulted in an increase in EBITDA of approximately $36 million.
Pipeline Infrastructure Segment Results
Revenue. The decrease in revenue was due primarily to lower levels of midstream pipeline project activity, offset, in part, by an increase in other infrastructure-related work.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 610 basis points, or $92 million, due primarily to reduced efficiencies, including from a reduction in revenue on midstream pipeline projects, as well as the effects of project mix. Lower levels of revenue contributed a decrease in EBITDA of approximately $41 million.
Other Segment Results
EBITDA. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs.
Corporate Results
EBITDA. For the nine months ended September 30, 2025, Corporate EBITDA included approximately $3 million of income, net, from changes to estimated Earn-out accruals and approximately $4 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the nine months ended September 30, 2024, Corporate EBITDA included approximately $11 million of a loss on extinguishment of debt and approximately $3 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the nine months ended September 30, 2025 not related to the above-described items increased by approximately $7 million as compared with the same period in 2024, due primarily to increases in compensation and other administrative expenses, including professional fees, offset, in part, by the effects of timing of ordinary course legal and other settlement matters.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
EBITDA Reconciliation:	2025		2024		2025		2024
Net income	$166.5	4.2%	$105.4	3.2%	$269.0	2.6%	$114.7	1.3%
Interest expense, net	45.4	1.1%	47.0	1.4%	128.3	1.2%	149.7	1.7%
Provision for income taxes	45.1	1.1%	31.5	1.0%	72.4	0.7%	39.8	0.4%
Depreciation	71.8	1.8%	80.2	2.5%	218.0	2.1%	289.8	3.3%
Amortization of intangible assets	32.7	0.8%	34.4	1.1%	98.0	0.9%	101.7	1.1%
EBITDA	$361.6	9.1%	$298.6	9.2%	$785.7	7.6%	$695.6	7.8%
Non-cash stock-based compensation expense	9.3	0.2%	7.3	0.2%	25.6	0.2%	24.0	0.3%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	11.3	0.1%
Changes in fair value of acquisition-related contingent items	2.5	0.1%	4.6	0.1%	0.6	0.0%	3.6	0.0%
Adjusted EBITDA	$373.5	9.4%	$310.5	9.5%	$811.9	7.8%	$734.7	8.3%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024 (a)		2025		2024 (a)
EBITDA	$361.6	9.1%	$298.6	9.2%	$785.7	7.6%	$695.6	7.8%
Non-cash stock-based compensation expense (b)	9.3	0.2%	7.3	0.2%	25.6	0.2%	24.0	0.3%
Loss on extinguishment of debt (b)	—	—%	—	—%	—	—%	11.3	0.1%
Changes in fair value of acquisition-related contingent items (b)	2.5	0.1%	4.6	0.1%	0.6	0.0%	3.6	0.0%
Adjusted EBITDA	$373.5	9.4%	$310.5	9.5%	$811.9	7.8%	$734.7	8.3%
Segment:
Communications	$103.0	11.3%	$74.9	10.9%	$232.4	9.6%	$153.7	8.6%
Clean Energy and Infrastructure	115.4	8.5%	85.0	7.5%	255.8	7.5%	152.8	5.4%
Power Delivery	104.3	9.4%	86.2	9.1%	246.9	8.1%	216.8	8.3%
Pipeline Infrastructure	92.0	15.4%	103.1	20.7%	198.6	13.3%	330.9	19.4%
Other	7.1	NM	7.4	NM	22.3	NM	17.2	NM
Segment Total	$421.8	10.6%	$356.6	11.0%	$956.1	9.2%	$871.4	9.8%
Corporate	(48.4)	—	(46.1)	—	(144.2)	—	(136.8)	—
Adjusted EBITDA	$373.5	9.4%	$310.5	9.5%	$811.9	7.8%	$734.7	8.3%
NM - Percentage is not meaningful
(a)    Recast to reflect first quarter of 2025 segment changes. See Note 10 – Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
(b)    Non-cash stock-based compensation expense, loss on extinguishment of debt and changes in fair value of acquisition-related contingent items are included within Corporate EBITDA.

The tables below (dollar amounts in millions, except per share amounts), which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$166.5	$105.4	$269.0	$114.7
Adjustments:
Non-cash stock-based compensation expense	9.3	7.3	25.6	24.0
Amortization of intangible assets	32.7	34.4	98.0	101.7
Loss on extinguishment of debt	—	—	—	11.3
Changes in fair value of acquisition-related contingent items	2.5	4.6	0.6	3.6
Total adjustments, pre-tax	$44.6	$46.3	$124.2	$140.7
Income tax effect of adjustments (a)	(10.2)	(9.1)	(28.4)	(31.1)
Adjusted net income	$200.9	$142.7	$364.8	$224.3
Net income attributable to non-controlling interests	5.8	10.2	12.6	26.7
Adjusted net income attributable to MasTec, Inc.	$195.1	$132.5	$352.1	$197.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted earnings per share	$2.04	$1.21	$3.26	$1.12
Adjustments:
Non-cash stock-based compensation expense	0.12	0.09	0.33	0.31
Amortization of intangible assets	0.42	0.44	1.25	1.29
Loss on extinguishment of debt	—	—	—	0.14
Changes in fair value of acquisition-related contingent items	0.03	0.06	0.01	0.05
Total adjustments, pre-tax	$0.57	$0.59	$1.58	$1.79
Income tax effect of adjustments (a)	(0.13)	(0.11)	(0.36)	(0.39)
Adjusted diluted earnings per share	$2.48	$1.68	$4.48	$2.51
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three months ended September 30, 2025 and 2024, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 21.3% and 23.0%, respectively, and as adjusted, were expenses, with effective tax rates of 21.6% and 22.2%, respectively. For the nine months ended September 30, 2025 and 2024, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 21.2% and 25.8%, respectively, and as adjusted, were expenses, with effective tax rates of 21.7% and 24.0%, respectively. See Note 9 – Income Taxes in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding our consolidated tax amounts and effective tax rates for the respective periods.
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
Capital Expenditures. For the nine months ended September 30, 2025, we spent approximately $180 million on capital expenditures, or $137 million, net of asset disposals, and incurred approximately $188 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $235 million on capital expenditures, or approximately $175 million, net of asset disposals, in 2025, and we expect to incur approximately $215 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. From time to time, our acquisitions may contain certain additional payments if specified conditions are met. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of September 30, 2025 was approximately $85 million. Of this amount, approximately $41 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the nine months ended September 30, 2025 and 2024, payments related to our Earn-out liabilities totaled $25 million and $26 million, respectively.
Income Taxes. For the nine months ended September 30, 2025 and 2024, tax payments, net of tax refunds totaled approximately $37 million and $45 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of September 30, 2025, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $3.7 billion as of September 30, 2025 as compared with $2.9 billion as of December 31, 2024, due primarily to higher levels of revenue, as well as the timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of September 30, 2025, we had approximately $1,071 million in working capital, defined as current assets less current liabilities, as compared with $653 million as of December 31, 2024, an increase of approximately $418 million. Cash and cash equivalents totaled approximately $231 million and $400 million as of September 30, 2025 and December 31, 2024, respectively, for a decrease of $168 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$173.0	$649.9
Net cash used in investing activities	$(155.3)	$(80.8)
Net cash used in financing activities	$(187.0)	$(916.5)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, net, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities was $173 million as compared to $650 million for the nine months ended September 30, 2025 and 2024, respectively, for a decrease in net cash provided by operating activities of approximately $477 million. The decrease was due primarily to changes in working capital compared with the prior period, including from the negative effect of timing-related changes in accounts receivable, net, primarily driven by higher levels of revenue and an increase in DSO, and contract liabilities, offset, in part, by the positive effect of timing-related changes in accounts payable and accrued expenses, and an increase in net income as compared with the prior period.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 69 as of September 30, 2025 as compared with DSO of 60 as of December 31, 2024. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and to a lesser extent the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of September 30, 2025 as compared with December 31, 2024 was due to timing of ordinary course billing and collection activities. Other than certain ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities was $155 million as compared to $81 million for the nine months ended September 30, 2025 and 2024, respectively, for an increase of $75 million. Capital expenditures totaled $180 million, or $137 million, net of asset disposals, for the nine months ended September 30, 2025, as compared with $101 million, or $52 million, net of asset disposals, for the same period in 2024, for an increase in cash used in investing activities of approximately $86 million, primarily to support operational growth and the replacement of older machinery and equipment.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2025 was $187 million, as compared to $917 million for the same period in 2024, for a decrease in cash used in financing activities of approximately $729 million. For the nine months ended September 30, 2025, we had $81 million of borrowings, net of repayments, under our credit facility and term loans, as compared with $1,046 million of repayments, net of borrowings, for the same period in 2024, for a decrease in cash used in financing activities of $1,126 million. The decrease in cash used in financing activities from above was offset, in part, by an increase in net proceeds of Senior Notes in the nine months ended September 30, 2024 of $326 million, consisting of $550 million in proceeds from our 5.900% Senior Notes and $224 million of repayments made on our 6.625% Senior Notes. Share repurchases totaled approximately $77 million for the nine months ended September 30, 2025, whereas there were no share repurchases for the same period in 2024. Additionally, payments of acquisition-related contingent consideration included within financing activities decreased by $7 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $25 million for the nine months ended September 30, 2025 as compared with $26 million for the same period in 2024.
Senior Credit Facility
On June 26, 2025, we amended and restated our senior unsecured credit facility (the “Credit Facility”), which matures on June 26, 2030 and is composed of $1.9 billion of revolving commitments. As of September 30, 2025, aggregate outstanding revolving borrowings totaled approximately $142 million and availability for revolving loans totaled $1,737 million. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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
2025 Term Loan Facility
On June 26, 2025, we entered into a new $600 million senior unsecured term loan agreement (the “2025 Term Loan Facility”) which matures on June 26, 2028 and the loans thereunder are not subject to amortization. In the second quarter of 2025, we used the proceeds from the 2025 Term Loan Facility, together with available cash, to repay the $328.1 million term loan under our Existing Credit Agreement and the remaining $277.5 million of our Five-Year Term Loan that would otherwise have matured on October 7, 2027. The 2025 Term Loan Facility is subject to certain provisions and covenants, as more fully described in Note 6 – Debt in the notes to the consolidated financial statements, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2025, and we expect to be in compliance with these provisions and covenants for the next twelve months.

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
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 4 – Fair Value of Financial Instruments, Note 11 – Commitments and Contingencies and Note 12 – Related Party Transactions in the notes to the consolidated financial statements in this Form 10-Q, which are incorporated by reference, and see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K for additional information related to our off-balance sheet arrangements.
Impact of Inflation
The primary inflationary factors affecting our operations are labor, fuel and material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Immigration actions may also affect the availability of labor. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of their projects, and accordingly, demand for our services. Material and commodity prices are subject to volatility due to events outside of our control, such as tariff and trade actions, which have contributed to recent market fluctuations. Inflation rates in the United States increased significantly over the past several years and, while recent inflationary pressure has somewhat abated, the high-cost environment has remained intact and we expect it to continue for the remainder of 2025 due, in part, to trade actions described above under “General Economic, Market and Regulatory Conditions.” Elevated levels of labor, fuel and material costs have in the past and could in the future negatively affect our project margins to the extent that we are unable to pass such cost increases along to our customers. In addition, there is uncertainty of what effect, if any, trade tariffs will have on inflation in future periods. Such market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing, type and scope of project work.
While inflationary factors have not had a material impact on our business operations, operating results and/or financial condition, we closely monitor such factors and any potential effects they may have on such items. While the impact of these factors cannot be fully eliminated, we take proactive steps to mitigate their effects. For additional information regarding the effects of inflation on our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest expense is affected by the prevailing interest rate environment. While the cost of our variable debt fluctuates with changes in market interest rates, the interest on our fixed rate debt is unaffected by such changes. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. As of September 30, 2025, our variable interest rate debt was primarily related to our Credit Facility and 2025 Term Loan Facility. As of September 30, 2025, we had approximately $142 million of revolving loans outstanding under our Credit Facility with a weighted average interest rate of 5.19% and a $600 million 2025 Term Loan Facility with a weighted average interest rate of 5.42%.
An additional 100 basis point increase in the applicable interest rates under our Credit Facility and 2025 Term Loan Facility would have increased our interest expense by approximately $7 million for the nine months ended September 30, 2025.
As of September 30, 2025, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $75 million aggregate principal amount of 6.625% Senior Notes and $343 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.9%. None of this debt subjects us to financial statement risk associated with changes in interest rates, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the nine months ended September 30, 2025. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the nine months ended September 30, 2025. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the nine months ended September 30, 2025, foreign currency translation gains, net, totaled approximately $3 million and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2025. We may enter into foreign currency derivative contracts in the future to manage such exposure.

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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 11 – Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2024 Form 10-K.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	5,154	$169.70	—	$250,000,000
August 1 through August 31	6,496	$182.26	—	$250,000,000
September 1 through September 30	5,679	$177.93	—	$250,000,000
Total	17,329		—
(a)Includes 5,154, 6,303 and 5,679 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in July, August and September of 2025, respectively, and 193 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in August of 2025.
(b)As of September 30, 2025, the full amount remains available for share repurchases under our May 2025 $250 million share repurchase program, which was publicly announced on May 1, 2025.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: October 30, 2025
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)