Form 10-K
period 2025-12-31
MASTEC INC
filed 2026-02-26
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.3 billion based on the closing price per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2025.
    There were 78,894,830 shares of common stock outstanding as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
    The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2026 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Cautionary Statement Regarding Forward-Looking Statements
The Company is making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. We make statements in this Annual Report on Form 10-K (“this Form 10-K” or this “Annual Report”) and in the documents that we incorporate by reference into this Annual Report that are forward-looking. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “might,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “forecast,” “continue,” “predict” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. They also include statements regarding:
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
•    changes to governmental programs and spending policies, changes to the amounts provided for under the Infrastructure Investment and Jobs Act (“IIJA”) and/or Inflation Reduction Act (“IRA”), including the potential for reduced support for renewable energy projects, such as a result of the One Big Beautiful Bill Act (“OBBBA”), changes in U.S or foreign tax laws, statutes, rules, regulations or ordinances;
•tariff and trade actions, including retaliatory trade actions, by the United States (U.S.) and/or other countries on U.S. exports or bans by foreign countries on certain of their exports;
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
•the effect of regulatory initiatives, including risks related to and the costs of compliance with existing and potential future sustainability requirements, including with respect to climate-related matters;

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

PART I
ITEM 1.    BUSINESS
We are a leading North American infrastructure engineering and construction company focused primarily on engineering, building, installation, maintenance and upgrade of communications, energy and utility and other infrastructure, such as: wireless, wireline/fiber; power delivery infrastructure, including transmission, distribution, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 95 years. As of December 31, 2025, we had approximately 36,000 employees and 810 locations. We offer our services under the MasTec® and other service marks and we are ranked among the top five contractors within Engineering News-Record’s Top 400 Contractors.
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
In the first quarter of 2025, we made changes to our Communications and Power Delivery segment structure to more closely align with our segments’ end markets and to better correspond with the operational management reporting structure of both segments. These changes included moving a component with utility operations previously reported in our Communications segment to our Power Delivery segment. These changes did not impact our consolidated financial statements, but did impact our reportable segments, including historical financial information. See Note 14 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional information pertaining to the Company’s reportable segments. The segments are reported on a comparable basis for all periods presented.
Our Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications and digital infrastructure, primarily for wireless and wireline/fiber networks, data center buildout and interconnection, wireless integration and optimization and install-to-the-home services, as well as select utility infrastructure, among others. Our Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure services, including roads, bridges and rail; and environmental remediation services. Our Power Delivery segment primarily serves the energy, utility and data center infrastructure industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas lines, power reserve and battery infrastructure, and distribution network systems, substations and grid modernization; emergency restoration services following natural disasters and accidents; and environmental planning and compliance services. Our Pipeline Infrastructure segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, water and carbon capture sequestration pipelines, as well as pipeline integrity, including the repair of pipeline infrastructure and facilitating their safe use throughout their lifecycle, and other services for the energy and utilities industries. The Other segment includes certain equity investees, the services of which may vary from those provided by our primary segments, as well as other small business units with activities in certain international end-markets. See Note 14 - Segments and Related Information and Note 15 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
The industries in which we operate are undergoing significant transformation driven by several broad, long‑term macroeconomic, technological and regulatory developments. These developments include (i) continued expansion in data consumption and the rapid deployment of artificial intelligence (“AI”) applications and data centers; (ii) increasing levels of electrification across commercial, industrial and residential end‑users; (iii) ongoing transition of the U.S. energy mix toward lower‑carbon and renewable resources; and (iv) federal, state and local investment in critical infrastructure, including through programs established under the Infrastructure Investment and Jobs Act (“IIJA”) and the Inflation Reduction Act (“IRA”). Collectively, these factors are expected to continue to result in opportunities across our Communications, Clean Energy and Infrastructure, Power Delivery, and Pipeline Infrastructure segments.
These macro drivers increasingly intersect across industries and we expect will create multi-segment demand aligned with our diversified portfolio of services. Growth in data centers, for example, requires extensive fiber network expansion and wireless densification; necessitates new renewable and conventional energy generation resources; drives the need for substantial transmission and distribution system upgrades; and contributes to continued demand for natural gas and emerging hydrogen infrastructure. Similarly, the ongoing transition toward cleaner energy sources is expected to support new solar, wind, and storage construction activity; require additional transmission and distribution capacity to integrate geographically dispersed renewable resources; and drive demand for pipeline infrastructure to support natural gas as a reliable resource, as well as for carbon capture and sequestration systems under development. In addition, federal infrastructure programs, including those established under the IIJA and IRA, provide funding for broadband deployment, clean energy innovation, grid modernization, water systems, and transportation‑related civil infrastructure, among others, each of which supports activity across multiple segments of our business.
We anticipate that these interconnected dynamics will create complementary opportunities across our segments as follows:
•Our Communications segment is expected to benefit from continued demand for fiber network expansion, wireless densification, and broadband deployment initiatives, including programs directed at unserved and underserved communities.
•Our Clean Energy and Infrastructure segment participates in the construction of renewable generation facilities, data center and industrial projects, and a wide range of civil infrastructure, all of which are expected to remain areas of significant investment.
•Our Power Delivery segment is positioned to support increasing requirements for transmission and distribution system expansion, reliability, resiliency, grid hardening and modernization resulting from rising electricity demand, growth in renewable generation, and aging grid infrastructure.
•Our Pipeline Infrastructure segment is expected to benefit from continued investment in natural gas distribution and transmission systems, water and wastewater networks, and emerging opportunities associated with carbon capture and sequestration, as well as hydrogen‑related infrastructure.
We expect that the convergence of these trends will form a broad, multi‑year investment cycle in U.S. communications, energy and infrastructure systems. Because our service offerings span multiple components of these systems, investment in one area frequently generates related demand in others. As a result, we believe that the diversification of our business in these complementary markets positions us to benefit from the expected long‑term investment associated with these developments.
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Opportunities in our Communications Segment
Demand for seamless connectivity across wireless and wired devices continues to accelerate, driven by high-speed internet requirements, broadband expansion, AI data center growth, and data transmission, and such accelerated demand for connectivity continues to spur demand for fast and more reliable wireless and wireline/fiber communications network services. The proliferation of mobile devices, remote technologies, streaming, user generated content, e-commerce, AI applications, and the “Internet of Things (IoT)” is creating significant pressure for new and upgraded networks to meet increasing data traffic and reliability demands of these technologies.
According to IBISWorld’s October 2025 publication, “Wireless Tower Construction in the U.S.” (the “IBISWorld October 2025 publication”), revenue for the wireless tower construction industry is expected to grow to $15.7 billion over the five year period through 2030, reflecting continued investment in this industry. The IBISWorld October 2025 publication also predicts that the downstream telecom sector will invest substantially to maintain existing and establish new infrastructure to support the growing demand for high-speed internet connections.
We believe there will be significant fiber network expansion resulting from the combination of data center investments, carrier spend, and government programs that are expected to incentivize private investment in telecommunications infrastructure. Companies are making substantial investments in data centers to support AI initiatives, with robust fiber networks and connectivity serving as key growth drivers. This trend is creating opportunities to support and enhance data center connectivity, as new facilities are being developed farther from traditional locations. Additionally, according to Grand View Research, in its U.S. Fiber To The Home Market Size and Outlook (2025-2030) report, the United States fiber to the home market is expected to grow at a compound annual growth rate of 12.7% from 2025 to 2030.
Telecommunications providers have invested and continue to invest significant capital and other resources to deliver advanced telecommunications, and more recently, to enable enhanced AI applications, by deploying the latest infrastructure and are projected to play a significant role in shaping the future as both commercial and consumer markets continue to leverage 5G wireless technology. 5G mobile networks have been steadily growing and improvements to existing long term evolution and high-speed data networks are expected to continue over the coming years, providing a platform for the IoT, which can be harnessed to drive innovation and improvements in commerce, transportation, supply chain, research, healthcare, education, public safety, and the development of “Smart Cities,” “Smart Homes” and “Smart Farming,” among many other applications.
In response to these growing opportunities, service providers are expanding, densifying, including in building coverage, and optimizing 5G wireless and wireline/fiber network capacity. Compared to previous wireless generations, 5G requires more extensive network architecture changes, including additional and upgraded towers, higher bandwidth small/micro cells, distributed antenna systems, and expanded fiber networks, resulting in sustained construction, upgrade and maintenance activity. Additionally, there are several initiatives designed to drive development of telecommunications and 5G infrastructure in rural areas. We believe that continued nationwide 5G build-outs, deployment of small/micro cells, fiber expansion by major carriers, and ongoing demand for retrofits and upgrades of existing towers to support 5G (as noted in IBISWorld’s October 2025 publication), will drive multi-year demand for telecommunications infrastructure.
The IIJA provides approximately $65 billion of funding to improve and expand U.S. broadband infrastructure and affordability, including $42 billion allocated through the Broadband Equity, Access and Deployment (“BEAD”) Program to support planning, deployment, and adoption initiatives in unserved and underserved areas. In addition, the Rural Digital Opportunity Fund committed to provide up to $20 billion over ten years to support high-speed broadband deployment in rural communities. Carriers are also investing in telecommunications infrastructure to expand their fiber footprint across the nation. One such example is the AT&T and BlackRock Alternatives private equity fiber partnership, Gigapower LLC

(“Gigapower”), which will operate a commercial fiber-optic platform in the United States. While still in the early process of scaling, carriers continue to stress the importance of these builds and are experiencing momentum in fiber performance in Gigapower geographies. Based on this performance, AT&T and BlackRock plan to grow and are looking for opportunities to expand Gigapower’s network beyond the initial 1.5 million locations announced in 2022, including growth in both existing and new geographies.
The U.S. market for Smart City initiatives is expected to be driven by continued advancements in IoT, AI, and cloud technologies. Smart City initiatives encompass a wide range of technologies, including Wi-Fi kiosks, adaptive smart lighting systems, utility and water management solutions, smart waste management, real-time traffic and parking optimization, amongst other technologies. Similarly, the U.S. Smart Home market includes technologies that represent a wide range of solutions for monitoring, controlling and automating functions in a home, including home intelligence and connected home technologies. Smart City and Smart Home technologies are expected to benefit from the global expansion and densification of 5G, and highlight significant opportunities for infrastructure, development and service providers, particularly in installation and maintenance solutions, including for our install-to-the-home services offerings.
As one of the largest providers of communications infrastructure services, we believe that we are well-positioned to benefit from the expected opportunities in the telecommunications market as previously described.
Opportunities in our Clean Energy and Infrastructure Segment
Growing electricity demand and the need for additional generation capacity are driving changes in U.S. energy infrastructure and the energy mix, including increased reliance on renewable energy sources to add scalable capacity. According to a Deloitte analysis in its 2026 Power and Utilities Industry Outlook (the “2026 Deloitte Power and Utilities Outlook”), the U.S. is experiencing a surge in electricity demand, driven in part by a confluence of unprecedented electrification related to AI, alongside electrification in transportation and industry. The 2026 Deloitte Power and Utilities Outlook also indicates peak demand is projected to grow by approximately 26% by 2035 and data center demand alone could increase fivefold from 2024 to 2035. However, new supply is not becoming available at a pace adequate to meet demand. According to a Deloitte analysis in its 2026 Renewable Energy Industry Outlook report, renewable energy led U.S. 2025 capacity additions, accounting for 93% of new capacity through September 2025, with solar and storage comprising more than the majority.
Renewable energy is expected to play an increasingly significant role in U.S. electricity generation, with renewables projected to approach nearly half of total electricity generation by 2040, according to a March 2025 “U.S. National Power Demand Study” conducted by S&P Global Commodity Insights. Consistent with this long-term outlook, renewable energy has led U.S. generation capacity addition through September 2025, and several states are expected to introduce or expand renewable energy targets. Governmental and policy initiatives are expected to drive growth, including the IIJA, which allocates $65 billion to power infrastructure and energy programs. IIJA funding includes investments in fuels and technologies, clean energy supply chains, battery power initiatives, solar research and development, and clean hydrogen, among other initiatives. While the IRA initially provided approximately $370 billion in clean energy incentives through tax credits, grants, and loan guarantees, the One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, accelerated the phaseout of certain clean energy tax credits established under the IRA, including the clean electricity investment and clean energy productions credits for solar and wind projects, which may reduce longer term demand for such projects. Despite these policy changes, renewables have continued to account for the majority of recent U.S. capacity additions through September 2025, reflecting continued demand for additional generation capacity and supporting a favorable long-term outlook for renewable energy infrastructure development.
Growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including wind, solar, biomass and other sources. Many states have adopted renewable portfolio standards or renewable energy goals to diversify their energy resources, promote domestic energy production and encourage economic development. Rising state renewable portfolio standards, increasing levels of corporate and residential demand, and improving economic competitiveness of renewable sources continue to be key drivers for their growth. We expect that ongoing efforts to enhance electric grid resiliency may continue to support incremental investment in renewable energy solutions, as utilities and certain customers consider the potential adoption of renewable microgrids, including energy storage systems, to help support critical facilities. Additionally, and subject to market conditions and regulatory developments, we believe that the wind sector could benefit over time from potential replacement and repowering activity involving existing wind turbines and foundations with next-generation, higher-efficiency equipment, as well as from maintenance requirements associated with aging wind farms.
As a result of the above trends and factors, we expect continued demand for construction of renewable and other clean energy infrastructure in the coming years. These expected sources of growth may be adversely affected, however, by technological changes that could mitigate or slow the increase in demand for clean energy, changes in governmental policies that reduce tax or funding incentives and changes in governmental processes that delay or reduce investments in projects, as well as changes in climate and environmental policies that contribute to demand for clean energy infrastructure. See Item 1A. “Risk Factors” under “Changes to laws, governmental regulations and policies, including those pertaining to governmental permitting, tax incentives, government funding programs and spending policies, as well as advances in artificial intelligence, could affect demand for our services, or cause delays or cancellations of projects. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of political, macro-economic and market factors. Our inability or failure to adjust to such changes or factors could adversely affect our results of operations, cash flows and liquidity.”
We also provide heavy civil infrastructure construction services, including the construction and maintenance of buildings, roads, bridges, rail, water/sewer systems and other civil infrastructure, including data center infrastructure. We believe that the incentives under the IIJA and other policies, as well as initiatives to upgrade and replace aging infrastructure, will lead to increased investment and future growth opportunities in this area. The IIJA includes approximately $110 billion of funding for roads and bridges, including $40 billion of funding for bridge repair, replacement and rehabilitation and $16 billion of funding for other major infrastructure projects, as well as approximately $50 billion of funding for water infrastructure, including climate resilience and drought and flood protection.

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
Converting existing power plants to renewable energy sources is an attractive option, given that existing power plants have electric infrastructure, including the power lines, transformers and other equipment that is required to connect the power to the grid. Industrial facilities and power plants in the biofuels/biomass, food processing, lithium recycling, natural gas and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We are one of the leading renewable contractors in North America, with expertise in wind, solar and other renewables, as well as a leading contractor in the construction of industrial and other power plants and heavy civil infrastructure, and we expect to benefit from market trends in these industries.
Opportunities in our Power Delivery Segment
The U.S. electrical transmission and distribution infrastructure, referred to as “the grid,” is composed of a network of electric generating facilities, high voltage transmission lines, substations and distribution lines that bring power to homes and businesses. Demand for the grid is fueled by the consistent need for more efficient power services as the U.S. economy is dependent upon the reliable delivery of adequate levels of electricity. The grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivering reliable and affordable power. This will include strengthening aging infrastructure, addressing future grid resiliency and modernization efforts (“Smart Grid”) and adapting to changing energy supply, population movement and distribution requirements, including the acceleration of electrification in transportation and industry, data center infrastructure, and buildings and homes, all of which could and are expected to materially increase the demand for electricity. According to a May 2025 publication by the U.S. Energy Information Administration, after almost two decades of relatively flat electricity consumption change, electricity consumption hit an all-time high in 2024, and is forecasted to continue growing at an average rate of approximately 1.7% in 2026. As discussed within the Opportunities in our Clean Energy and Infrastructure Segment section above, the U.S. is experiencing a surge in electricity demand, driven in part by a confluence of unprecedented electrification related to AI, alongside electrification in transportation and industry. According to the 2026 Deloitte Power and Utilities Outlook, peak U.S. electricity demand is projected to grow by approximately 26% by 2035 and data center demand alone could increase fivefold from 2024 to 2035. We expect the projected energy load growth in the U.S. to drive meaningful investment in both power generation and grid expansion and modernization.
According to IBISWorld’s April 2025 publication, “Transmission Line Construction in the U.S.”, the growth in electricity demand will require an expansion of electricity generation and transmission capacity, and increased electrical infrastructure will elevate demand for transmission line construction services. We expect future growth in electric transmission and distribution infrastructure from projects to digitize, modernize, harden and secure the grid against increasing levels of disruption from natural and man-made disasters, including extreme and intensifying weather events, wildfires and potential cyber-attacks, as well as to address changing energy supply requirements and grid reliability. In addition, changes in U.S. energy infrastructure and energy mix, such as the transition to clean energy generating assets are expected to lead to increased demand and investment in electric infrastructure, with a changing fuel mix that is moving toward lower carbon and more sustainable energy sources, such as natural gas and renewables.
As discussed within the Opportunities in our Clean Energy and Infrastructure Segment section above, renewables accounted for 93% of 2025 U.S. electricity capacity additions through September 2025 and renewables are projected to reach nearly half of total generation by 2040. The projected growth in renewable energy generation is expected to require significant investment in new transmission lines and substations. Because the site locations of wind, solar and other renewable power generation resources are typically sensitive to weather and geographic conditions, often requiring locations in remote regions of the country far from industrial users and major population centers, they may require new transmission infrastructure to connect to the grid, as well as grid updates to provide for storage of electricity from renewable energy sources, and capabilities that can accommodate supply and demand for these new energy sources. These expected sources of growth may be adversely affected or delayed, however, by technological changes that could mitigate the increase in demand for electricity and changes in governmental policies that reduce tax or funding incentives, or impact project permitting, as well as changes in climate and environmental policies that contribute to demand for power generation infrastructure. See Item 1A. “Risk Factors” under “Changes to laws, governmental regulations and policies, including those pertaining to governmental permitting, tax incentives, government funding programs and spending policies, as well as advances in artificial intelligence, could affect demand for our services, or cause delays or cancellations of projects. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of political, macro-economic and market factors. Our inability or failure to adjust to such changes or factors could adversely affect our results of operations, cash flows and liquidity.”
These trends, along with climate change initiatives, as well as the IIJA and IRA programs, which are designed to incentivize investment in clean energy technologies for power generation, are expected to drive significant future investment in electric infrastructure. The IIJA includes approximately $65 billion for upgrades to power infrastructure and energy programs, research and development of transmission and electricity distribution technologies and smart grid technologies. The funding is focused on grid reliability and security, renewable energy innovation and deployment, and ensuring supply chains critical for energy innovation. In addition, among the key provisions of the IRA is funding to address climate change, beginning with a rapid transition in the nation’s energy system to cleaner sources of electric power generation. The IRA includes billions of dollars in tax incentives, grants and loan programs to support the development, and accelerate deployment of clean energy power projects, including for energy generation, energy manufacturing, clean fuels, clean vehicles and energy efficiency. However, the OBBBA accelerated the phaseout of certain clean energy tax credits established under the IRA, which may reduce longer term demand for such projects.

We believe significant capital investment in the transmission and distribution system, including from the advancement of modern, smart energy solutions, will be required to meet the above-mentioned infrastructure requirements, and that we are well-positioned through our diverse service offerings to benefit from these developing trends.
Opportunities in our Pipeline Infrastructure Segment
We are one of the largest pipeline contractors in North America, with a balanced portfolio of service offerings, including union and non-union services. Our pipeline offerings include construction and maintenance services for pipeline distribution, including for natural gas, water, wastewater and carbon capture sequestration pipelines and pipeline integrity services for the energy and utilities industries. Our pipeline integrity services include replacement and repair of pipeline infrastructure, facilitating their safe use throughout their lifecycle. Our revenue related to pipeline infrastructure projects has fluctuated in recent years, and we anticipate that it will continue to fluctuate as demand for pipeline construction services is sensitive to levels of activity in the oil and gas industry, as well as industrial and utility customer demand and regulatory constraints.
Notwithstanding efforts to reduce reliance on fossil fuel-related energy sources and transition to renewable sources, we expect that natural gas power generation will continue to play a dominant role in U.S. power generation, both for primary power generation, and for baseload backup power generation to support intermittent clean energy sources. Although the Department of Energy’s 2025 Annual Energy Outlook (reference case data) assumes natural gas demand may peak within the next five years, it is expected to remain robust and hold strategic importance in meeting rising U.S. energy demand. Specifically, it is projected to account for approximately 40% of U.S. electricity generation through 2030, remaining the second largest source of energy behind renewable technologies through 2050. Further, as industrial production expands, it is predicted that sectors depending on energy-intensive machinery will increasingly demand greater volumes of natural gas. Additionally, in response to rising data center demand and supportive liquified natural gas (“LNG”) policies, it is predicted that companies will boost their capital expenditures and expand their shale acreage, according to a Deloitte analysis in its 2026 Oil and Gas Industry Outlook. A January 2026 analysis from Morningstar DBRS states strong underlying demand for natural gas in the United States is driving record pipeline capacity additions of 18 billion cubic feet per day in 2026, the highest since 2008, driven by significant increases in associated gas production, strong underlying demand from LNG exports and data centers, and a supportive regulatory environment.
Demand for LNG exports has risen in recent years and North American export capacity is on track to more than double by 2029, according to an October 2025 publication by the U.S. Energy Information Administration. At the same time, the U.S. federal administration has eased environmental regulations, including accelerating permitting reviews of natural gas pipelines and lifting prior pauses on LNG export approvals. As a result, we expect sustained demand for new pipeline infrastructure to transport LNG to coastal export facilities over the coming years, including interstate and intrastate pipelines connecting producers to key export terminals. Further, according to IBISWorld’s April 2025 publication, “Oil & Gas Pipeline Construction in the U.S.”, many mainline gas pipelines in the United States were built more than 60 years ago, increasing the importance of maintaining the aging infrastructure. We believe that gas utility distribution spending for replacement and rehabilitation of aging infrastructure will accelerate over the next several years due to regulatory, sustainability and safety concerns. Similarly, we expect that aging pipeline infrastructure will increasingly require replacement lines and pipeline integrity services as our customers look to enhance the safety, productivity and lives of existing infrastructure.
The United States Environmental Protection Agency (“EPA”) has identified significant long-term funding needs for water and sewer infrastructure, which we expect will drive demand across our diverse water service offerings. According to the EPA’s 2022 Clean Watersheds Needs Survey, over $630 billion will be required over 20 years to address wastewater and stormwater infrastructure needs. Similarly, the EPA’s 2023 Drinking Water Infrastructure Needs Survey and Assessment estimates an additional $625 billion will be required for drinking water infrastructure over a 20 year period. These investments are driven by aging infrastructure, emerging contaminants, and the need for climate resilience.
Ongoing decarbonization efforts and carbon emission reduction initiatives are expected to drive demand for carbon capture and sequestration technologies, as well as the use of hydrogen as a clean energy power source. Pipeline infrastructure is expected to play a key role in the transformation to low carbon energy sources, which could involve constructing new pipelines or repurposing existing infrastructure, and supporting new carbon capture and hydrogen technologies, and we believe that we are well positioned to support these developing market trends in the energy transition. In light of these trends, we are continuously investing in capabilities to further support carbon capture and hydrogen technology infrastructure.
We believe that the above-mentioned trends will support continued levels of future project activity across our diversified pipeline capabilities and that we are well-positioned to benefit from these trends. While short-term demand may fluctuate with commodity cycles, we expect that long-term trends in energy transition, infrastructure modernization, and regulatory compliance present sustained demand for our services.
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
North American Footprint. Including our predecessor companies, we have been in business for over 95 years and are one of the largest infrastructure construction services companies in North America operating primarily in the United States and Canada. As of December 31, 2025, we

had approximately 36,000 employees and 810 locations. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.
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
Sustainability
As a leading engineering and infrastructure construction services provider, we are committed to conducting our operations in a safe, fair and socially and environmentally responsible manner that benefits our stakeholders, including our employees, customers, subcontractors, suppliers, investors and the communities in which we operate. Sustainability principles and practices are embedded within our strategy, risk management and day-to-day operations. We strive to be recognized as a company that achieves our customers’ expectations safely, fairly and profitably, and in a manner that is environmentally responsible, socially aware and rewarding for all our stakeholders. We strive to achieve these goals through an organizational structure that provides excellent service delivery; establishes a reputation of integrity within the communities in which we work; and provides our team members growth opportunities, respect and fairness in a merit-based and injury-free environment.
Sustainability Governance. We believe that sustainability principles are central to our mission and success. The Nominating, Sustainability and Corporate Governance Committee of our Board of Directors has oversight of sustainability matters for MasTec, including overseeing and periodically reviewing MasTec’s approach to considering, evaluating and integrating corporate governance and sustainability matters, including climate-related and other environmental and social matters, into our business strategy and decision-making processes.
Our sustainability reporting is guided by the concepts and disclosures under the Sustainability Accounting Standards Board (“SASB”) for the Engineering and Construction Services Industry and the Task Force on Climate-Related Disclosures (“TCFD”). We continue to develop our processes and reporting for sustainability-related matters. Our Sustainability Report, including our SASB and TCFD reference tables and our Climate-Related Financial Risk Disclosure Report, along with our Nominating, Sustainability and Corporate Governance Board Committee charter and our policies on Human and Labor Rights and Safety, Health and Environmental matters, can be found on our website at mastec.com. No reference to our website or our website address in this report constitutes incorporation by reference of the information contained on the website and such information is not part of this report.
Stakeholder Engagement. Stakeholder engagement is a key element of our sustainability efforts and communications. We regularly engage with our investors, employees, customers, subcontractors, suppliers and communities to understand the priority sustainability issues for our business. MasTec also conducts assessments of sustainability factors that may be material to its business. The feedback we receive from these engagement efforts informs our understanding of the issues that are most significant to our stakeholders. We seek to monitor these issues and effectively communicate with our stakeholders to strengthen these relationships.
Investing and Building for the Future
We are committed to working together with our customers to expand, strengthen, diversify and upgrade our nation’s infrastructure – to build better, stronger and more versatile infrastructure to address the opportunities and challenges of our nation’s future. Investment in sustainable business opportunities is a key component of our business strategy for future growth. Through the construction services we provide, we help to modernize, connect and make our communities safer and more sustainable while helping to build our nation’s infrastructure, including the development and expansion of our nation’s clean energy footprint and the transformation of power delivery infrastructure to support the advancement of lower carbon energy sources, as well as the upgrade and development of pipeline infrastructure, including for water infrastructure and carbon capture sequestration. Our telecommunications and install-to-the home services are expected to play a key role in expanding connectivity to and within homes and communities, including in rural areas, and, together with the development of AI and IoT technologies and improvements in wireless technologies, assisting in the transformation of our nation’s telecommunications infrastructure to better serve and connect communities and businesses across the United States.
Clean energy infrastructure. As a leading North American clean energy contractor, we are committed to working with our customers to support the ongoing transition toward cleaner and more sustainable energy sources. Growing electricity demand and the need for more generation capacity is driving changes in U.S. energy infrastructure and diversification of energy sources, with increased reliance on renewable energy to meet these needs. Through our Clean Energy and Infrastructure segment, we provide engineering, procurement and construction services and project management solutions to the power market, with services across wind, solar, biofuels, waste-to-energy (WtE) and biogas, cogeneration or combined heat and power projects, gas and hydrogen-fired power projects, battery storage and other clean energy technologies. We anticipate expanding growth opportunities for clean energy infrastructure due to growing demand for renewable energy resources to meet increasing electricity demand, as well as continued interest in mitigating the effects of a changing climate. Our Clean Energy and Infrastructure segment revenue has grown significantly from $300 million in 2017 to approximately $4.7 billion in 2025. Our renewable and other clean energy technologies business, which represented approximately 3%, or $170 million of our consolidated revenue in 2017, has grown to approximately 19%, or $2.7 billion of our consolidated revenue in 2025. Assuming the trend towards diversification of power generation sources to sustainable and cost effective clean energy sources continues, as well as a continued focus on the reduction of carbon emissions from cleaner, lower carbon energy sources, we believe that great opportunity lies ahead as we help our customers address these changing market demands.
Power delivery infrastructure. We believe the nation’s electrical transmission and distribution grid infrastructure will continue to require significant ongoing maintenance, upgrade and expansion to meet the expected increase in demand for electricity, resulting, in part, from the surge in electrification, including from AI-related data center demand and the acceleration of electrification across transportation, industrial processes and homes. As discussed above, demand for electricity is driving changes in energy infrastructure, including increased reliance on sustainable renewable power sources, which we believe will drive significant capital investment. Renewable energy accounted for 93% of 2025 U.S. electricity capacity additions through September 2025, and is projected to account for nearly half of total electricity generation by 2040. We build the infrastructure that connects our nation’s power generation sources to consumers, including infrastructure solutions that link remotely located renewable electric generation capacity to energy consumers and provide access to new renewable and efficient natural gas and other power generation sources, as well as grid updates to provide for the storage of electricity and to accommodate the supply and demand requirements of renewable energy sources. We also work with our customers to design and build innovative, smart energy solutions, including projects to digitize, modernize, secure and harden the grid, including from the potential effects of extreme and intensifying weather events, wildfire mitigation and restoration services and the upgrade of aging and overstressed electric infrastructure. Our projects improve the performance, safety, resiliency and efficiency of the nation’s electrical grid and advance the goal of modern, smart energy solutions for our nation’s future, as well as the development of new infrastructure to address the changing energy supply and diversification of power generation sources to sustainable and cleaner, lower-carbon energy sources.
Telecommunications infrastructure. We build wireless and wireline/fiber infrastructure that connects communities and improves communications infrastructure across our nation. Demand for telecommunications infrastructure has accelerated in recent years, including from increased usage of mobile and remote technologies, streaming, e-commerce, AI applications and from advancements in the IoT. Technological advances that improve speed, connectivity and bandwidth across our nation, including in dense urban areas and in rural communities, are expected to serve as the foundation for transformative technological innovations, including enhanced AI applications and other advances in connected technologies such as ‘Smart City’ and other urbanization projects, Smart Factory, Smart Farming and Smart Home technologies. 5G, the next generation of wireless and fixed wireless access, is expected to provide a platform for the IoT, which can be harnessed to drive innovation and improvements in commerce and serve as the foundation for transformative technological innovations, including in transportation, supply chain, research, healthcare, education, public safety, industrial applications and entertainment, which innovations have the potential to improve living standards across all communities, transform how businesses operate and reduce our nation’s carbon footprint. We are participating in the buildout of our nation’s telecommunications infrastructure, helping to revolutionize telecommunications technologies across the U.S.
Pipeline infrastructure and carbon initiatives. Investments in pipeline integrity and line maintenance promote environmental and public safety, including methane reduction initiatives, while enhancing the safety, productivity and useful lives of our customers’ assets. Our natural gas construction services, which represented $1.6 billion, or 11% of our revenue in 2025, help our customers access and distribute cleaner burning, lower carbon emission natural gas throughout the United States. With continued growth in power generation from renewable energy sources, natural gas provides an important baseload backup power source to support intermittent renewable energy sources. Additionally, pipeline infrastructure provides a lower carbon emission and environmentally safer transportation alternative for energy products versus truck and rail transport.
Ongoing decarbonization efforts and carbon emission reduction initiatives are expected to drive demand for carbon capture sequestration technologies, as well as the use of hydrogen as a clean energy power source. Pipeline infrastructure is expected to play a key role in the transformation and diversification of power generation sources, which could involve construction of new or repurposing of existing pipeline infrastructure for new applications, and in the development of carbon capture sequestration and hydrogen technologies, and we believe that we are well positioned to support these developing market trends.
Water pipelines. Climate resilience, including weatherization efforts to reduce the impact of a changing climate and efforts to protect against droughts and floods, are among the drivers of efforts to address stormwater, wastewater and drinking water infrastructure needs. We build expansive water pipeline gathering networks and offer water pipeline services that increase the efficiency of water used in energy field operations in an environmentally-focused manner. In addition, our water pipeline services include projects that allow for the recycling of water, thereby reducing freshwater requirements as well as the amount of water disposed. Additionally, the use of water pipelines reduces the need for trucking, which saves time, money and reduces pollution and carbon emissions.
Emergency restoration services. The increased frequency and severity of weather and climate-related events, including hurricanes, wildfires and other storms, exacerbated by changing climate conditions, have accelerated the need for power and telecommunications reliability and restoration services. Our dedicated restoration crews help to restore power and telecommunications services, and provide both preventative and restoration efforts for wildfire-related events. Our crews are among those that are called upon to maintain and patrol electrical lines during high-risk periods, such as in periods of drought, high wind and extreme temperatures, so that power lines can be proactively and safely managed, as well as to assist with restoration efforts following wildfire events. We also provide wildfire mitigation services, including grid hardening and power line undergrounding, whereby power lines are buried in areas considered to be at high risk for fires. We also provide electrical grid hardening services in several regions of the country to reduce the risk of storm outages caused by damage to overhead power lines during a storm. These efforts include the movement of overhead power lines and related infrastructure underground, as well as replacement of wood poles with concrete or steel poles capable of withstanding significant storm events. MasTec is proud to work with and support communities affected by natural disasters, including repair and modernization efforts for telecommunications and electric grid infrastructure.
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

Environmental Stewardship
We believe that we all play a role in environmental stewardship. We help our customers find solutions to their environmental goals and requirements and are likewise committed to responsibly managing the environmental impacts of our operations. Our customers rely on our expertise with governmental and regulatory agencies to meet increasingly stringent regulatory requirements. Environmental compliance matters, including those associated with climate-related matters, are an integral part of our business planning and decision-making processes. We believe in sustainable development and are committed to integrating biodiversity preservation principles into our operational practices. Our corporate policies and Code of Business Conduct and Ethics require that all applicable environmental regulations and compliance requirements are met in the course of our operations, and our planning processes incorporate procedures to ensure compliance with all such laws and regulations.
Climate reporting, mitigation efforts and environmental initiatives. We are committed to minimizing the effects of our operations on the climate and the environment and we endeavor to reduce our energy usage and greenhouse gas (“GHG”) emissions, also referred to as our “carbon footprint,” where possible. We seek to foster conservation and environmental awareness within our operations, and we endeavor to identify and incorporate energy, carbon footprint and water efficiency considerations into our project planning and execution. We understand the importance of tracking and managing climate-related matters, including GHG emissions, and are in the process of implementing an enterprise-wide GHG emission tracking and reporting system. We initiated our enterprise-wide carbon footprint project at the beginning of 2025, including implementation of a software platform. As of December 2025, we completed an initial carbon footprint calculation for a pilot group of entities and will continue to implement this newly built process and platform across MasTec in 2026. We are also evaluating processes that will improve our ability to identify and manage our climate-related risks and opportunities on an enterprise-wide basis.
Our current carbon footprint reduction efforts include the implementation of fleet efficiency initiatives within our operations, including a focus on fleet utilization, rationalization and the use of Global Positioning System (“GPS”) technology in both routing and behavioral modifications. We have implemented GPS, smart idling and other advanced technologies in approximately 95% of our vehicle fleet operations to improve fleet efficiency, fuel consumption and safety. Additionally, certain of our operations have invested in equipment containing advanced emissions reduction technologies, helping to reduce our carbon footprint.
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
We place a significant priority on respectful collaboration with our local communities, including indigenous communities, and we utilize indigenous community subcontractors and suppliers within our operations. We support our local communities by utilizing local businesses for goods and services, including for project crews and office operations, and we are active members of our local chambers of commerce and economic development organizations. Our community outreach programs include programs tailored to military veterans, who represented approximately 4% of our workforce in 2025.
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
Governance Principles and Shareholder Alignment. We seek to align the interests of our Board of Directors and management with those of our shareholders and other stakeholders, and we believe that an independent, well-diversified Board is an essential attribute of effective Board governance. Diverse backgrounds are integral to effective governance, risk management and business opportunity assessments, which are key components of creating long-term value. Our Board has racial, ethnic and gender diversity, with approximately 63% of our Board representing women or minorities as of December 31, 2025. Our Board also has a comprehensive and varied skill set, including members with executive leadership, financial, risk management, health and safety and relevant industry expertise.
Our management team and our Board of Directors have significant ownership in MasTec’s common stock, which further aligns their interests with those of our other shareholders.  Our single class capital structure is grounded on the “one-share, one-vote” principle, which we believe is aligned with strong corporate governance standards. We have detailed governance procedures, including our Audit Committee Charter, Compensation Committee Charter, our Nominating, Sustainability and Corporate Governance Committee Charter, and our Finance and Mergers and Acquisitions Committee Charter. These charters, as well as our comprehensive Code of Business Conduct and Ethics and Board of Director Governance Principles, can be viewed on the “Governance” tab at investors.mastec.com.
Risk Mitigation Practices. We believe that responsible corporate governance requires great attention to potential business and other risks. As part of our corporate risk mitigation strategy, we regularly assess potential risks and hazards within our business and operations, including potential risks associated with climate-related matters. Risk assessments are performed on an ongoing basis at both the organizational and at the project level. We have an enterprise-wide risk management process to support our strategic objectives and to enhance stakeholder value. Our executive leadership team manages this process, which is overseen by our Board of Directors, with periodic executive updates. We also apply a risk-based approach with respect to cybersecurity. We are committed to the privacy of employee, customer and company information and undertake significant efforts to protect this information, including personally identifiable information, which we maintain for our employees. We continually evaluate cyber risks to properly safeguard our systems and business operations. See Item 1C. “Cybersecurity,” for additional details.
Sustainability and Climate-Related Governance. The Nominating, Sustainability and Corporate Governance Committee of the Board of Directors oversees and periodically reviews the Company’s integration of sustainability principles and practices, including for climate-related, biodiversity and other environmental matters, into MasTec’s business strategy and decision-making processes. The Committee also considers MasTec’s material sustainability risks and opportunities, including for climate-related matters, along with the full Board and MasTec management, and reviews and considers whether MasTec has appropriate policies, processes, strategies and initiatives in place to address such matters. The potential implications and financial impact of climate-related risks and opportunities remain uncertain, but we recognize that these risks and opportunities could be significant to our business. We regularly assess our business risks and opportunities, and we continue to develop and improve our processes to assess both the potential effects and magnitude of climate-related risks and opportunities on our operations, financial results and key business strategies, as guided by the recommendations of the TCFD.
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
Effective Capital Structure Management. We have made significant investments in transformational acquisition activities over the past few years and have maintained investment grade rating since 2021. We expect to manage our capital structure in the future to maintain this credit rating and we believe that we have sufficient capital resources to fund our planned operations. We have a senior unsecured credit facility that is composed of $1.9 billion of revolving commitments as of December 31, 2025, under which we had approximately $1,725 million of revolving loan borrowing availability as of December 31, 2025. We may consider opportunities to borrow additional funds, refinance, repurchase or retire outstanding debt, or repurchase shares of our common stock as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for discussion of our capital resources and recent activities.
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

Maintain, Upgrade and Other Services. We offer 24 hour/365 days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including communications, power generation, pipeline, electrical distribution and transmission and civil and industrial infrastructure. We also provide emergency restoration services following natural disasters and accidents, and we perform environmental planning, compliance and remediation. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from construction, installation, maintenance and upgrade services to project management and engineering services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2025, 2024 and 2023, revenue derived from projects performed under master service and other service agreements totaled 44%, 41% and 40%, respectively, of consolidated revenue.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 74% of our estimated year-end 2025 backlog in 2026. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	December 31, 2025	September 30, 2025	December 31, 2024 (a)
Communications	$5,483	$5,055	$4,571
Clean Energy and Infrastructure	6,506	5,026	4,244
Power Delivery	5,579	5,128	4,748
Pipeline Infrastructure	1,395	1,571	735
Other	—	—	—
Estimated 18-month backlog	$18,963	$16,780	$14,298
(a)    Recast to reflect 2025 segment changes. See Note 14 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.
As of December 31, 2025, 47% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General Economic, Market and Regulatory Conditions.” These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2025, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $8.3 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $4.0 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2026 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $4.8 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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

In recent years, our industry was impacted by market-related supply chain disruptions, most notably constraints and delays affecting certain materials for our clean energy customers. While these supply chain disruptions have eased, our operations could be negatively affected in the future if such disruptions were to recur, or if geopolitical tensions exacerbate global supply constraints. For example, during the year ended December 31, 2025, the U.S. government announced or imposed a variety of tariff or other trade actions, in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports or bans by foreign countries on certain of their exports. These actions have increased the cost of importing certain construction materials into the U.S., including steel, concrete, copper and solar panels, and have caused disruption and uncertainty to both international trade and supply chains. More recently, on February 20, 2026, the U.S. Supreme Court ruled that certain trade tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act (“IEEPA”) were unconstitutional. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. While the duration, extent and effects of these tariffs and trade actions cannot be predicted with certainty, these policy changes could impact our ability to execute projects and have a material adverse effect on our business, financial condition, and results of operations.
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
Regulation and Environmental Matters
We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, wages, worker safety and environmental protection. While many of our customers operate in regulated industries, for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission (“FCC”), we are generally not subject to such regulation and oversight. Our operations are, however, subject to numerous laws and regulations, among them:
•    environmental laws and regulations;
•regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration (“OSHA”), Mine Safety and Health Administration (MSHA), and other local and state equivalents;
•regulation relating to employment, including wage and hour regulations (e.g., Fair Labor Standards Act), I-9 regulations and regulations associated with our collective bargaining agreements and unionized workforce;
•regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation (“DOT”);
•    contractor licensing requirements;
•    permitting and inspection requirements;
•    building and electrical codes;
•cyber and other data protection and security requirements; and
•applicable U.S. and non-U.S. anti-corruption regulations.
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
Additionally, there are environmental regulations under consideration to address climate change, regulate and report on emissions of GHG and encourage the use of clean energy technologies. We regularly monitor proposed regulations and legislation and have processes in place to adapt our business and operations, as necessary, to meet any such new requirements.
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
As of December 31, 2025, we had approximately 36,000 employees, of which approximately 9,000 were represented by unions or subject to collective bargaining agreements. Approximately 97% of our employees are located in the United States.
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
We have a proactive safety culture, and our safety leadership structure is designed to create accountability within each of our businesses and at the corporate level, with reporting to our executive management team. Our safety management process includes continuously monitoring, reporting and addressing our key safety performance indicators. Our “Zero Harm” culture is fundamental to our goal of world class safety performance, and we work to instill safety values in every team member, such that safe behavior becomes instinctive and automatic. We are driven by our commitment to safety and our “Zero Harm” culture to develop and implement safety programs and processes with safety excellence as our goal. We strive continuously to assess and improve our safety programs and performance and provide regular safety training and skill-level improvement programs, including: safety orientation for new employees, safety leadership training for our front-line leaders, OSHA construction outreach training, defensive driving and DOT training, operator qualification and electric worker training, excavation and ground penetration safety training, among others. We have adopted numerous safety initiatives throughout our organization, including fleet telematics applications.
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
We are committed to fostering an environment that offers fairness, respect and merit-based growth opportunities, where our employees can freely bring individual perspectives and varied experiences to work. We seek to attract the best talent and foster a culture of inclusion, teamwork, support and empowerment where all talented individuals have access to opportunities and can achieve success. Our commitment to fostering such an environment, together with our culture of belonging allows us to recruit and retain highly talented employees so that we are able to deliver exceptional results to our customers.
Available Information
A copy of this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission (the “SEC”). Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and senior financial and other officers, and the charters for each of our Audit, Compensation, Finance and Mergers and Acquisitions, and Nominating, Sustainability and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 507-7304, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov.
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
Risks Related to the Industries We Serve
Changes to laws, governmental regulations and policies, including those pertaining to governmental permitting, tax incentives, government funding programs and spending policies, as well as advances in artificial intelligence, could affect demand for our services, or cause delays or cancellations of projects. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of political, macro-economic and market factors. Our inability or failure to adjust to such changes or factors could adversely affect our results of operations, cash flows and liquidity.
The industries we serve are subject to effects of new or changing governmental regulation, including for climate-related matters, governmental permitting, environmental approval processes, stricter enforcement of existing laws and regulations, climate change litigation, and political or social activism, any of which could result in reduced demand for our services, delays in the timing of projects, or cancellations of current or planned future projects. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Most of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission, among others. In addition, our utility customers are regulated by state public utility commissions. These agencies or governments could change their interpretation of current regulations and/or may impose additional regulations, or change government funding programs or spending policies, including the potential for reduced support for renewable energy projects. Our customers could be adversely affected by regulatory initiatives or additional requirements, restrictions or legislation imposed by federal, state, local, or foreign governments, including from climate-related matters and/or any related changes in end-customer demand. The current U.S. administration has implemented various policies and actions that could inhibit wind or renewable energy development activity and, although to date these have been overturned by the courts, or are the subject of ongoing litigation, these policies and actions could create uncertainty that could cause customers to reduce the scope of, delay or cancel renewable energy projects. Additionally, the current U.S. administration has established initiatives to reform federal government processes and reduce expenditures. Implementation of these initiatives, along with pressures on and uncertainty surrounding the federal budget and budgetary priorities, could adversely affect funding and, as a result, demand for our services. These factors, as well as potential disruptions related to artificial intelligence in the industries we serve, could have an adverse effect on our customers and reduce demand for our services and adversely affect our results of operations, cash flows and liquidity.

We build renewable energy and other infrastructure for which the development may be partially dependent upon federal tax credits, including from the IIJA and IRA, and for renewable infrastructure, existing renewable portfolio standards and other federal or state tax incentives. The IIJA and IRA provide funding in many of the markets in which we operate. Delays and uncertainty related to the implementation and pace of spending, or to project permitting or other matters under the IIJA, IRA and/or other programs, has caused, and could continue to cause, uncertainty related to the timing of our current and future project work expectations. Additionally, elimination of, reduction of, or changes to the IIJA, IRA, existing renewable portfolio standards, environmental policies, tax incentives and/or similar programs could negatively affect demand for our services. In July 2025, OBBBA was signed into law, and while it extended many provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”), it also accelerated the phaseout of certain clean energy tax credits established under the IRA, including the clean electricity investment and clean energy production credits for solar and wind projects, which may reduce longer term demand for such projects. We cannot predict, however, whether, when, or to what extent these changes in governmental programs and spending policies will impact the industries in which we operate in the long term.
All of the above factors could result in fewer projects than anticipated or a delay in the timing of these projects, which could negatively affect demand for our services and have a material adverse effect on our results of operations, cash flows and liquidity.
Tariff and trade actions by the United States and other countries could have a material adverse effect on our business, financial condition, and results of operations.
During the year ended December 31, 2025, the U.S. government announced significant trade policy and tariff actions on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan, Germany and China, in response to which many countries announced retaliatory trade actions, including tariffs on U.S. exports or bans by foreign countries on certain of their exports. These actions have increased the cost of importing certain construction materials into the U.S., including steel, concrete and solar panels, and have caused disruption and uncertainty to both international trade and supply chains. More recently, on February 20, 2026, the U.S. Supreme Court ruled that certain trade tariffs imposed by the U.S. federal government under the IEEPA were unconstitutional. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended.
The duration, extent and effects of these tariffs and trade actions cannot be predicted with certainty but these and other trade policies could increase costs of key construction equipment and components thereof, as well as materials required for our customers’ projects (including steel, concrete, copper and solar panels), which could cause our customers to reconsider or reduce their capital expenditures, or could affect our customers’ capital spending plans and demand for our services. Accordingly, these trade actions and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, effects on interest rates and on the value of the U.S. dollar relative to other currencies, could materially and adversely affect our business, financial condition and results of operations.
Unfavorable market conditions, including elevated levels of inflation and/or interest rates, supply chain disruptions, political regulatory or market uncertainty, including economic downturns and heightened geopolitical tensions and conflicts, could reduce capital expenditures in the industries we serve or could adversely affect our customers and result in decreased demand for our services.
Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to unfavorable market conditions and/or downturns in the economy. Unfavorable market conditions, including elevated levels of inflation and/or interest rates, supply chain disruptions, political, regulatory or market uncertainty or public health matters could have a negative effect on demand for, or the profitability of, our customers’ services, which could have a material adverse effect on our business, financial condition and results of operations. We have been subject to, and may continue to be subject to, the general effect of elevated market interest rates and inflationary market pressures on our business, particularly with respect to labor, materials and fuel costs. Although the Federal Reserve lowered short-term interest rates in 2025, interest rates, particularly long-term rates, remain elevated. Additionally, inflationary conditions and general labor shortages over the past several years have resulted in wage inflation as well as increased competition for skilled labor. Inflation rates in the United States have increased significantly over the past several years and, while recent inflationary pressure has somewhat abated, we expect our labor, materials and fuel costs, in particular, to remain elevated if we continue to expand our operations and volume of work. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and the related elevated levels of market interest rates have caused, and could continue to cause, uncertainty for our customers, which has negatively affected, and could continue to negatively affect, their capital expenditure and maintenance budgets.
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
Our operations and/or our customers could be negatively affected by market-related supply chain disruptions caused by delays, shortages of, and increased costs for, the materials necessary to perform projects. While constraints and delays for certain materials, most notably, for certain of our clean energy customers, have eased, if such delays were to recur, it could affect our ability to perform these projects.
The oil and gas markets have historically been and are likely to continue to be volatile. Demand for pipeline construction services is sensitive to levels of activity in the oil and gas industry, as well as industrial and utility customer demand and regulatory constraints. Oil and gas prices are subject to large fluctuations in response to changes in supply and demand, including from: production and export/import volatility, climate change policies, and demand for alternative energy sources; disruptions in global economic activity, including from global sanctions and blockades;

legislative and regulatory changes; and a variety of other factors that are beyond our control. Such market volatility can affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work.
In addition, our operations and/or our customers, particularly in the Pipeline Infrastructure segment, could be negatively affected by market and political uncertainty, including from unrest and/or military actions involving oil-producing nations; and a variety of other factors that are beyond our control. Such market volatility can affect our customer’s investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. In particular, a reduction in the price of oil resulting from expanded oil supplies could reduce oil exploration activities that could adversely affect our Pipeline Infrastructure segment.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. For example, the COVID-19 pandemic created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets for several years, and negatively affected our operations during that period. A public health epidemic or pandemic poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, or that the health crises and their related impacts may otherwise interrupt or affect business activities, or cause us to incur incremental operational costs or experience lower levels of overhead absorption from a reduction in revenue, which could negatively affect our margins and profitability.
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
We derive a substantial portion of our revenue from customers in industries that are subject to rapid changes in technology, governmental regulation, changing consumer demands and consolidation. Technological advances in the markets we serve, including from climate-related initiatives, could render existing projects or technologies uncompetitive or obsolete, cause longer-term changes in consumer behavior, and/or alter our customers’ existing operating models. Our failure to rapidly adopt emerging technologies or adapt to changing customer requirements could adversely affect demand for our services and/or our profitability. If we lack the operational expertise or scale to adapt to emerging technologies, or if we face shortages of labor skilled in such technologies, we could experience project inefficiencies, an increase in wage costs or a decrease in revenue. Additionally, consolidation among our customers could result in the loss of customer revenue or could negatively affect customer demand, which could have a material adverse effect on our results of operations, cash flows and liquidity.
An impairment of the financial condition of one or more of our customers due to adverse market or other conditions could hinder their ability to pay us on a timely basis.
An impairment of the financial condition of one or more of our customers due to adverse market, industry or other conditions, as described above, could hinder our customers’ ability to pay us on a timely basis. In the past, we have incurred significant losses from customers who filed for bankruptcy or experienced financial difficulties, including from market or industry conditions, or following a general economic downturn, for which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our customers may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in customer payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. Our results of operations, cash flows and liquidity could be materially and adversely affected if a customer fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources.
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
We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and other difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases, which may occur over extended time periods.

We may encounter difficulties in engineering, delays in designs, or issues with the availability or receipt of materials or equipment provided by the customer or a third-party, certain of which have long lead-times. We may also encounter delays related to permitting and environmental approval processes; schedule changes; delays from failure of our customers to obtain rights-of-way in a timely manner; weather-related delays; delays by subcontractors in completing their portion of projects; and delays due to governmental, regulatory, market, political or other factors, some of which are beyond our control and could affect our ability to complete a project as originally scheduled. We could also encounter project delays due to political and social activism or local opposition, which could include injunctive actions or public protests related to the siting of our projects, and such delays could adversely affect our project margins. In some cases, delays and additional costs may be substantial, including from the substantial cost of certain of the materials and equipment necessary to complete projects, and/or if we are required to cancel or defer a project and/or compensate the customer for the delay or cancellation. We may not be able to recover any of such costs. Any such delays, cancellations, errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays, cancellations and/or project disputes could also negatively affect our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.
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
Our business is seasonal and affected by the spending patterns of our customers, project schedules, weather conditions, climate-related events, regulatory matters, including timing of governmental permitting, and market conditions, all of which expose us to variations in quarterly results.
Our revenue and results of operations can be subject to seasonal and other variations. Typically, our revenue is lowest at the beginning of the calendar year and during the winter months because harsher weather such as cold, snowy or wet conditions can affect our ability to perform outdoor services in certain regions and delay projects. Natural catastrophes or other extreme weather events, such as hurricanes, wildfires, flooding or other severe weather, could also affect our ability to perform outdoor services or utilize equipment and crews in affected regions, causing project delays or cancellations. Timing of governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as fluctuations in end-user and/or customer demand, regulatory, global, market, economic and/or geopolitical conditions, among others, could create increased volatility in our results and/or adversely affect demand for our services and our results of operations, cash flows and liquidity.
Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance, or increases in warranty claims, could have a material adverse effect on our financial results.
We occasionally bring claims against project owners for additional costs that exceed the contract price or for work not included in the original contract price. Similarly, from time to time, we present change orders and claims to our subcontractors and suppliers. We could incur reduced profits, cost overruns or project losses if we fail to properly document the nature of change orders or claims or are otherwise unsuccessful in negotiating an expected settlement. These types of claims can occur due to project owner-caused delays, changes from the initial project scope that result in additional costs, both direct and indirect, or from project or contract terminations, among other factors. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital pending the resolution of the relevant claims. A failure to recover, or to recover in a timely manner, on these types of claims could have a material adverse effect on our liquidity and financial results.
Additionally, we generally provide warranty for the work we perform following substantial completion of a project. Warranty claims have historically not been material, but such claims could potentially increase. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could adversely affect our profitability, results of operations and cash flows.
We derive a significant portion of our revenue from fixed price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Our profitability would be reduced if actual costs to complete a project exceed our original estimates. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates or our ability to execute according to our plans, including changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we bid on the contract, and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated or losses, which could reduce our profitability, cash flows and liquidity.
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
Our backlog consists of the estimated amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options, amounts under master service and other service agreements, and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, which do not require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers, which estimates may prove inaccurate. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from permitting and other factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “General Economic, Market and Regulatory Conditions.” These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. From time to time, we experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors.
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
Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which can affect the extent to which we are able to utilize our workforce. The rate at which we are able to utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and can frequently change based on newly available information. In the case of large-scale or complex projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award, or when the project will begin. The uncertainty of contract award timing can present difficulties in matching the size of our workforce to our project needs, including due to uncertainty related to the implementation and pace of spending under governmental or other programs, and/or delays or uncertainty related to project permitting or other matters. If an expected contract award is delayed or not received, we could incur costs resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, all of which could reduce our profitability and cash flows.
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
We derive a significant portion of our revenue from a few customers. Additionally, a significant portion of our services are provided on a non-recurring, project-by-project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers reduce the amount of business they provide to us. In addition, our results of operations, cash flows and liquidity could be negatively affected if we complete the required work on non-recurring projects and cannot replace them with similar projects. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 14 - Segments and Related Information and Note 15 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for revenue concentration information.
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
Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on existing contracts that are re-bid. We could experience a reduction in revenue, profitability and liquidity if we fail to win a significant number of existing contracts upon re-bid. Additionally, from time to time, we may enter into contracts that contain financing or other conditions that must be satisfied before we can begin work. Certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy other conditions associated with such projects.

If we are unable to attract and retain skilled and qualified employees and key personnel, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. In times of low unemployment, such as the recent market environment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates. Additionally, changes to U.S. immigration laws, regulations, or policies, could affect the availability of labor and the compensation of such labor.
We are also dependent upon retaining and recruiting qualified management to execute our business strategy. Our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience. Additionally, as our business continues to expand and increase in complexity, we cannot be certain that our management structure will remain adequate and that we will be able to successfully attract, onboard, and retain qualified personnel. Lack of skilled labor, the loss of key personnel, labor shortages and/or increased turnover rates could negatively affect our ability to operate efficiently, and could lead to increased wage rates and overall employee costs to attract and retain appropriately skilled and qualified personnel, all of which could materially and adversely affect our results of operations, cash flows and liquidity.
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
As acquisitions have been a component of our growth strategy, our balance sheet includes a significant amount of goodwill, other intangible assets, and long-lived assets, the value of which is dependent upon certain estimates and assumptions. Under U.S. GAAP, we are required to test goodwill for possible impairment annually, and whenever events occur that indicate impairment may exist. Impairment testing of goodwill involves qualitative assessments and quantitative tests to determine the fair value of our reporting units and is dependent upon estimates and assumptions. If we determine the fair value of a reporting unit with goodwill is less than its carrying value as a result of an annual or interim test, an impairment loss is recognized. We have recorded impairment losses in the past, and any future impairments to goodwill, other intangible assets, or long-lived assets could materially and adversely affect our results of operations and financial condition. See Item 7. Management's Discussion and Analysis of Financial Condition - Critical Accounting Estimates and Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which are incorporated by reference, for further information about our critical accounting estimates and significant accounting policies.
In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other governing bodies. A change in accounting rules and regulations pursuant to FASB or SEC guidance could materially affect our reported financial results in a given period, and the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls, which could have an adverse effect on our results of operations, cash flows and liquidity.
Our business is subject to operational risk, including from occupational health and/or safety incidents due to operational, physical and/or environmental hazards, which could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational, physical and environmental hazards due to the nature of services we provide and the conditions in which we operate. These hazards could result in health and/or safety incidents from electricity, fires, explosions, mechanical failures and weather-related events, among others. In addition, certain of our customers operate in locations and environments that could increase the likelihood and/or severity of potential operational hazards from climate-related factors, including wildfires. While we invest substantial resources in occupational health and safety programs, there can be no assurance that we will be able to mitigate all such hazards or avoid significant liability. The construction projects that we undertake expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. We also perform services in locations that are densely populated and have higher property and asset values, including in certain metropolitan and other geographic areas, which could potentially increase the effect of such hazards.
These risks and hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment, harm to the environment and/or other consequential damages, and could lead to suspension of operations, large damage claims that could substantially exceed the amount we charge for the associated services, government enforcement actions or regulatory penalties, civil litigation or criminal prosecution. Claims and liabilities related to accidents and operational or other hazards can also arise through indemnification obligations to customers, our negligence, or otherwise, and such exposure could extend for years after we complete our services. Personal injury and other claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities. Insurance coverage may not be available to us or may be insufficient to cover any of these liabilities and legal costs. Our insurance costs, including those related to our self-insurance programs, could increase if we incur liabilities associated with accidents and/or operational or other hazards. If we are not fully insured or indemnified against such liabilities and legal costs, or if a counterparty fails to meet its indemnification obligations to us in connection with such matters, it could materially and adversely affect our financial condition, results of operations or cash flows.
In addition, if serious accidents or fatalities were to occur, or if our safety records were to deteriorate, we could be restricted from bidding on certain work or from obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover or an increase in the costs of our projects, or could harm our ability to perform under our contracts, and/or our reputation and ability to enter into new customer contracts, all of which could materially and adversely affect our revenue, profitability and liquidity.
We are self-insured against several potential liabilities.
We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, workers’ compensation and other types of coverages. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Our insurance policies are subject to high deductibles or self-insured retention amounts. We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies, and there can be no assurance that our insurance coverages will be sufficient or effective under all circumstances, or against all claims or liabilities to which we may be subject. In addition, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury or an incident, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. Any of these factors could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows.
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
In the ordinary course of our business, we are subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
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
Claimants may seek large damage awards, and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and other contingencies that we believe to be adequate based on factors such as current information, legal advice and our indemnity insurance coverages, and, when appropriate, we may recognize revenue in light of these factors. We reassess our potential liability for litigation and contingencies, as well as our expectations of the amount of revenue to be recognized, as additional information becomes available, and adjust these estimates as necessary. We could experience a reduction in our profitability, cash flows and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, if we do not recognize the appropriate amount of revenue related to such matters, if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation and other legal proceedings is difficult to assess or quantify, as such proceedings may involve very large or indeterminate amounts and the magnitude of the potential loss or recovery may remain unknown for substantial periods of time. Furthermore, because litigation and other legal proceedings are inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation, divert management’s attention, or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.
We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or data security breaches could adversely affect our ability to operate, our operating results, our data security or our reputation.
We are heavily reliant on information and communications technology, computers and other related systems in order to operate. We also rely, in part, on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. We maintain certain information about our customers, vendors, subcontractors, employees and other parties, all of which expect that we will adequately protect such information. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems, including those associated with acquired businesses, and our operations could be damaged or interrupted by cyberattacks and/or physical security risks. These risks include natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, data extortion, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data. Furthermore, such unauthorized access or cyberattacks could go unnoticed for some period of time.

These events, among others, could cause system interruptions, delays and/or the loss or release of critical or sensitive data, including the unintentional disclosure of customer, employee, or company information, and could delay or prevent operations, including the processing of transactions and reporting of financial results or cause processing inefficiency or downtime. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Similar risks could affect our customers, subcontractors or suppliers, indirectly affecting us. While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyberattack, other third-party action, employee error, malfeasance or other security failure, and someone obtains unauthorized access to our or our employees’ or customers’ information, our reputation could be damaged, our business may suffer, and we could incur significant liability, or, in some cases, we may lose access to our business data, all of which could result in significant costs, fines or litigation and have a material adverse effect on our business, results of operations and financial condition.
In the ordinary course of business, we and third-parties on whose systems we rely have been targeted by malicious cyberattacks, although our systems have been sufficiently resilient to prevent disruption of our operations. However, while we have not experienced a material cybersecurity incident nor incurred material breach related expenses during the reporting period, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are generally not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques.
In addition, the U.S. federal government has continued to raise concerns about the heightened potential for cyberattacks from nation-states and decentralized cybercriminal groups. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures to protect against the threat of system disruptions and security breaches, and to investigate and remediate any information security vulnerabilities and mitigate problems caused by any such disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
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
In addition, the unauthorized disclosure of confidential information and current and future laws and regulations governing data privacy may pose complex compliance challenges and/or result in additional costs. The continuing and evolving threat of cyberattacks has also resulted in increased regulatory focus on risk management and prevention. Compliance with existing and emerging cyber-related regulations or other requirements, including regulations adopted by the SEC, could require significant additional resources and/or cause us to incur significant costs. In addition, these regulations could require us to disclose information about a cybersecurity incident before it has been completely investigated or remediated in full or even in part. Failure to comply with such laws and regulations could result in penalties, fines, regulatory actions and/or legal liabilities and/or harm our reputation, which could have an adverse effect on our results of operations, cash flows and financial condition.
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
We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, such as supply chain disruptions or other factors, could negatively affect, and in the past have negatively affected, our operations and financial results. Climate impacts causing supply shortages, supply chain disruptions or new requirements affecting our suppliers, such as shortages of or restrictions on the use of water, raw materials or energy, or changing waste disposal requirements, could result in operational inefficiencies, impair our ability to complete projects, or cause our operating costs to increase if we are unable to pass such cost increases through to our customers. Additionally, in an environment of elevated or sustained levels of inflation, it can be difficult to find appropriately skilled and qualified subcontractors and suppliers at affordable rates, which has caused our costs to increase. Our costs may continue to increase due to such supply shortages and any related increases in subcontractor and supplier costs if we are unable to pass any such cost increases through to our customers. Any of these factors could have an adverse effect on our results of operations, cash flows and/or liquidity.

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
Based upon the information available to us from plan administrators as of December 31, 2025, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans, or we could be required to increase our contributions. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. Although we do not have current plans to withdraw from any of the multiemployer pension plans in which we participate and are not aware of circumstances that would reasonably lead to material claims against us in connection with these plans, we could be assessed withdrawal liabilities, or we could be required to pay increased contributions and/or excise taxes in the future, any of which could adversely affect our cash flows, liquidity and results of operations.
We may have additional tax liabilities associated with our operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions, and could have a material adverse effect on our results of operations, cash flows and liquidity.
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
We have made, and may continue to make, strategic acquisitions and investments that may expose us to operational challenges and risks, including: (i) the ability to profitably manage the acquired business or successfully integrate the operations, internal controls, procedures, financial reporting and accounting systems of the businesses we acquire into our business operations; (ii) the ability to realize the anticipated benefits from successful integration of the acquired businesses; (iii) increased indebtedness, contingent earn-out obligations and/or other liabilities; (iv) the ability to fund cash flow shortages that may occur if anticipated revenue, profits and/or cash flows are not realized or are delayed, whether by general economic or market conditions, or other unforeseen difficulties; (v) the expense of integrating acquired businesses; (vi) the ability to retain or hire the personnel required for the successful operation of the acquired business and expanded business operations, in general; (vii) the ability to maintain business relationships and institutional knowledge by retaining, or effectively transitioning, key leadership roles and management teams of the acquired business; (viii) diversion of management’s attention; and (ix) the availability of funding sufficient to meet increased capital needs, among others.
Acquired companies may have liabilities that we failed, or were unable to discover in the course of performing due diligence reviews. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. Additionally, purchase agreements for certain acquisitions may not contain indemnification provisions, which would fully expose us to legacy liabilities of the related acquired business. We may learn additional information about the businesses we have acquired that could materially and adversely affect us, such as unknown or contingent liabilities, unprofitable projects, litigation-related liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. If we are unable, or the courts refuse, to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.
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
We have certain strategic arrangements, including joint ventures and equity investments, which provide us the opportunity to combine our skills and resources with those of others to allow for the performance of projects for which we do not control the day-to-day operations. The success of these arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Additionally, the structure of these arrangements can create inherent conflicts of interest regarding commercial terms, such as the pricing of construction services, the approval of change orders, and the resolution of claims. While we seek to minimize these conflicts of interest through the terms set in the agreements for these investments, as well as processes in place to manage these relationships, any failure to adequately manage a potential conflict of interest, or the perception of a conflict, could damage our relationships with investment partners, result in litigation, or harm our professional reputation.
Further, if our partners do not meet their performance obligations on projects, and we are unable to adequately address such performance issues on the part of our partners, the projects could be terminated, which could result in legal liability, harm our reputation and/or impair our ability to participate in future investment and project opportunities, all of which could adversely affect our results of operations, cash flows and liquidity. We also could be subject to a write-down of a portion or all of the net investment related to such arrangements. Market or other conditions, such as the inability of our investees to complete certain transactions, could subject us to a loss of some or all of the value of our investment. See Note 4 - Fair Value of Financial Instruments and Note 15 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information.
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
Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we could incur significant costs, including clean-up costs, we may be liable for significant fines and damages, and we could suffer reputational harm. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of terrain and water bodies, it is possible that such directional drilling could cause a surface fracture releasing subsurface materials or drilling fluid. These releases alone or, in combination with releases that may contain contaminants in excess of amounts permitted by law, could potentially expose us to significant clean-up and remediation costs, damages, fines and reputational harm, which could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls, fuel storage, air quality and the protection of endangered species. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, including legacy matters from acquired businesses, current or former properties owned or leased by us, or contaminated sites that have always been owned or operated by third parties. For example, we own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks that may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and we may be unable to obtain reimbursement from the parties that caused the contamination. The obligations, liabilities, fines and costs or reputational harm associated with these and other events could be material and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our failure to comply with federal, state and local agencies that oversee compliance with safety and transportation regulations could reduce our revenue, profitability and liquidity.
OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, and disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. We could suffer reputational harm and our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations. From time to time, we have received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. Our ability to service our customers could be damaged if we were not able to successfully resolve such issues, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
We are subject to climate-related risks and risks associated with rapidly evolving regulatory and stakeholder focus and any related reporting obligations with respect to sustainability matters.
Regulatory requirements and stakeholder expectations with respect to sustainability matters, including matters relating to a changing climate, are rapidly evolving. While the potential effects of climate change are highly uncertain, climate change and climate-related events could result in, among other things, an increase in extreme weather events, such as floods, hurricanes and wildfires, as well as changes in rainfall patterns, storm patterns and intensities and temperature levels, rising sea levels and limitations on water availability and quality. Our operating results are significantly influenced by weather; therefore, major changes in weather patterns could have a significant effect on our future operating results.

Natural catastrophes or other extreme weather events could cause supply chain disruptions, resulting in shortages of construction or other materials, or limit the availability of resources, which could impair our ability to complete projects, increase the costs of our projects, reduce productivity, or could cause projects to be delayed or canceled. Severe weather events could also damage ongoing construction projects and lead to increased costs. We could experience project cancellations, reduced demand or reduced productivity if climate change results in a significant increase in adverse weather conditions in a given period, or from potential market-related or macroeconomic effects of climate-related factors that affect our business, which could negatively affect our revenue and profitability.
We could also be exposed to increased risk of liability in locations potentially affected by climate-related risks, for example, in areas where the risk of wildfires is increased. The risks associated with the physical effects of climate change have affected, and could continue to negatively affect, our insurance costs or the amount of coverage that insurers are willing to make available under our insurance policies. An increase in severe weather events and changes in climate patterns could cause insurers to increase our premiums, limit our coverage or add exclusions to policies, including for wildfire, hurricane or other climate-related risks. Any of these factors could increase our risk exposure and our cost of insurance coverage in the future, which could negatively affect our business and cause us to incur additional expenses, or could require us to increase our reliance on self-insurance.
Climate impacts could negatively affect our or our customers’ operations from damage to properties, assets or locations associated with projects in backlog, causing projects to be delayed or canceled. Climate impacts could also result in decreased availability of, or limitations on access to, clean water or other natural resources in the communities where we conduct our operations, which could disrupt our or our customers’ operations and result in work stoppages, project delays, reduced productivity and increased costs. All of the above climate-related factors could negatively affect our business, financial condition and results of operations.
Climate-related factors could also affect the projects our customers award. Concerns about climate change could result in new regulations, regulatory actions or requirements related to energy efficiency or reductions in GHG emissions, any of which could negatively affect our customers, or decrease the number, scope or types of projects they award, which could decrease demand for our services. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or by climate-related legislation or regulations. Changing customer preferences, including changes in demand for hydrocarbon or clean energy-related products and services, or negative effects from social or political activism, including public protests or local opposition to projects, could cause project delays or cancellations, increase our costs, or negatively affect demand for our services. Additionally, a transition of existing service offerings to alternative, lower carbon offerings could result in lower revenue and/or reduced levels of profitability.
Legislative and/or regulatory responses related to climate change could also affect the availability of goods, increase our costs or otherwise negatively affect our operations. In addition, demand for our services could be negatively affected by market and consumer response to climate-related matters, new or changing compliance obligations of our customers, changes in technology, and changes in our customers’ expectations and/or requirements for companies in their supply chains, which have affected, and could continue to affect, their selection of service providers or require those in their supply chain to meet certain climate and/or sustainability-related goals or disclosure requirements, which could also increase our costs. Our ability to compete could also be affected by labor shortages resulting from lack of available skilled labor for new or emerging climate-related technologies. Additionally, if our stakeholders, including our customers, do not have a favorable view of our values and practices with respect to climate and/or sustainability-related matters, we could suffer reputational risk and reduced demand for our services, or an increase in our cost of, or a reduction in the availability of, capital.
U.S. and international regulators, investors and other stakeholders have been focused on sustainability matters in recent years. For example, certain domestic and international laws and regulations relating to sustainability matters, including environmental sustainability, climate change, human rights and human capital management have been adopted or are under consideration, some of which include specific, target-driven disclosure requirements or obligations. Sustainability-related reporting and compliance requirements have increased our costs, including from increased investment in technology, expertise and implementation of new reporting processes. The above described effects of such regulations, as well as exposure to the risk of non-compliance and potential diversion of operational and/or management attention, could increase our costs and negatively affect our business, results of operations and cash flows. Environmental regulations and policies to encourage the use of clean energy technologies and regulate emissions of GHG to address climate change could cause uncertainty for our customers and our operations. In addition, the current presidential administration, combined with Republican Party majorities in both the U.S. House of Representatives and Senate, has created regulatory uncertainty with respect to climate change policy. For example, on January 20, 2025, President Trump signed an executive order to withdraw the United States from United Nations Framework Convention on Climate Change, marking a significant shift in U.S. climate policy, and effective as of January 27, 2026, the United States has withdrawn from the Paris Agreement. Such shift in U.S. climate policy continued during fiscal year 2025 and is expected to continue under current leadership. It remains unclear what further actions the federal government may take with respect to domestic and international regulations, programs and initiatives that could affect demand for or the economic viability of renewable energy infrastructure.
We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any such changes would have on our business. The establishment of rules limiting GHG emissions or mandating lower carbon infrastructure could affect overall customer demand, reduce the need for certain of our services and/or affect our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating GHG emissions, or if we were otherwise required to undertake carbon emission reduction efforts, we could experience a significant increase in environmental compliance costs considering our large fleet and the amount of construction machinery we own. New regulations requiring us to acquire different equipment or change processes could result in an impairment of our current fleet or other equipment assets. Additionally, such new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner. Required investment in new technologies or adoption of new practices and processes to reduce our carbon emissions could increase our costs and reduce our profitability.
Compliance with any new laws or regulations relating to the reduction of GHG could result in significant required changes to our operations and a significant increase in the cost of conducting our business. In addition, our reputation could suffer and/or we could experience a reduction in the amount of future work we are awarded if our operations are perceived to result in high levels of GHG emissions or to otherwise pose environmental risks. Reductions in project awards, project deferrals, delays or cancellations, or increases in costs related to the effects of climate change, climate change initiatives or climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.
Stakeholder expectations with respect to sustainability matters have been rapidly evolving and expanding. If we do not adapt to or comply with stakeholder expectations and standards as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concerns related to sustainability and climate-related matters, regardless of whether there is a regulatory or legal requirement to do so, we could experience a loss of business and be unable to attract and retain customers and talented personnel, or we could face an increase in sustainability or climate-related litigation and suffer reputational damage, all of which could adversely affect our business, results of operations and financial condition, and could result in an increase in our cost of capital and/or a decline in the price per share of our common stock.
Additionally, from time to time, we establish strategies and expectations relative to sustainability matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Failures or delays in achieving our strategies or expectations, whether actual or perceived, could adversely affect our business, operations and reputation, and could increase our risk of litigation.
In addition, our continuing efforts to research, establish, accomplish and accurately report on our sustainability strategy and efforts may create operational risks, increase our expenses and expose us to reputational, legal and other risks. Some of the statements in our voluntary disclosures regarding sustainability matters may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are uncertain and could be inaccurate or subject to misinterpretation given the nature of the disclosures and commitments and the difficulty in identifying, measuring and reporting on such sustainability matters.
Risks Related to Financing Our Business
We have a significant amount of debt, including variable rate indebtedness, which could adversely affect our business, financial condition and results of operations, and our ability to access capital markets in the future. In addition, our debt contains restrictive covenants that may prevent us from engaging in transactions that might benefit us.
Our outstanding debt and debt service requirements could have significant consequences on our future operations, including: making it more difficult for us to meet our debt-related payment and other obligations; an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and limiting our ability to obtain additional financing for these purposes; limiting our flexibility in planning for, or reacting to, changes in our business, the industries in which we operate, and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
Additionally, our variable rate indebtedness subjects us to interest rate risk. Although the Federal Reserve lowered short-term interest rates in 2025, interest rate volatility, particularly increases to interest rates, will increase our debt service obligations even if the principal amount borrowed remains the same, which would negatively affect our results of operations, cash flows and liquidity. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which is incorporated by reference, for further information about our debt subject to variable interest rates. Furthermore, if our credit rating is downgraded, it could increase borrowing costs on our variable rate indebtedness, and/or increase the cost of renewing or obtaining new debt financing or make it more difficult to renew, obtain or issue new debt financing in the future. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. Should we be unable to comply with the terms and covenants of our indebtedness, including our credit facility, we would be required to obtain consents from our lenders, modify our credit facility or other debt instruments, or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
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
We are not restricted from issuing additional common stock. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total of 145.0 million shares of common stock, of which approximately 78.9 million shares were outstanding as of December 31, 2025. We grow our business organically as well as through acquisition. Occasionally, we may issue shares of stock as consideration in our acquisitions, and, typically, we have the option to issue shares of our common stock as consideration for future earn-out obligations. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, share-based payment awards or other issuances of our common stock would dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
The market price of our common stock has been, and may continue to be, highly volatile.
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including: announcements of fluctuations in our operating results, our expectations of future operating results, or the operating results of our competitors; market conditions in our customers' industries, including the capital spending plans of our significant customers; announcements of new or terminated customers or contracts; announcements of acquisitions by us or our competitors; volatility in energy and fuel prices; changes in recommendations or earnings estimates by securities analysts; announcements of share repurchase programs, or activity under existing repurchase programs; and issuances of our common stock or other securities, including in connection with acquisition or financing transactions. In addition, the stock market continues to experience significant volatility, which can sometimes be unrelated or disproportionate to operating performance. Volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.
Additionally, we have repurchased shares of our common stock in the past, including for the year ended December 31, 2025, and may continue to do so in the future. We cannot provide assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased such shares.
A small number of our existing shareholders have the ability to influence major corporate decisions.
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 23% of the outstanding shares of our common stock as of December 31, 2025. Accordingly, they are in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board of Directors, and a change in our control. These factors could discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock.
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
We engage third-party industry cybersecurity experts to evaluate and review our cybersecurity programs. Our cybersecurity risk management program encompasses such items as simulations, drills, assessments, and tabletop exercises with management's participation and incorporates third-party industry cybersecurity experts and advisors as appropriate. These simulations, drills and assessments are conducted to test our defenses from both a technical and an operational perspective. In addition, all employees with access to our information technology systems undergo security awareness training, with regular testing through simulated phishing emails. Certain employee positions require additional role-based, specialized security awareness or other cybersecurity training, as applicable. We also maintain a security operations center, which is staffed 24/7, to strengthen our monitoring and alerting efforts.
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
Governance
Our cybersecurity program is led by our Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer (“CIO”). Our CISO is responsible for identifying, assessing and managing material cybersecurity risks, establishing processes to monitor such risks, putting appropriate mitigation measures in place, maintaining appropriate policies and procedures for our cybersecurity program and providing periodic updates to the Audit Committee of our Board of Directors. To this end, our cybersecurity team conducts annual reviews of enterprise-level cybersecurity risks. Additionally, we maintain company-wide policies and procedures concerning cybersecurity matters, which are subject to annual internal review, or more frequently, as warranted. MasTec's CISO oversees the development and implementation of our information security program and reports on cybersecurity matters to the Audit Committee. Our CISO has over 15 years of experience in cybersecurity oversight and holds industry-recognized information security certifications, such as the Certified Information Systems Security Professional (CISSP). The CISO is supported by our cybersecurity team composed of personnel with a broad range of professional cybersecurity experience and expertise, and also includes members with industry-recognized information security certifications.
Our CISO routinely informs our CIO, Chief Financial Officer and other members of management, as appropriate, about threats, including assessments of threat levels, trends, incidents and related remediation plans, including matters related to the prevention, detection and remediation of any incidents in accordance with our cybersecurity program.
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
ITEM 3.    LEGAL PROCEEDINGS
The information set forth in Note 15 - Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference.
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
Holders. As of February 23, 2026, there were 1,201 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Issuer Purchases of Equity Securities. The Company’s share repurchase programs, under which it undertakes share repurchases for strategic purposes, including when (i) management believes that the market price of the Company’s stock is undervalued; (ii) such repurchases will enhance long-term shareholder value; (iii) the Company has adequate liquidity; and (iv) management believes that such repurchases are appropriate uses of capital, do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. See Note 12 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to our share repurchase programs. For the year ended December 31, 2025, we repurchased a total of 702,533 shares of our common stock under our share repurchase programs.
The following table provides information about repurchases of our common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
October 1 through October 31	6,667	$206.04	—	$250,000,000
November 1 through November 30	5,276	$202.51	—	$250,000,000
December 1 through December 31	4,375	$222.54	—	$250,000,000
Total	16,318		—
(a)Includes 6,667, 5,097, and 4,375 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in October, November and December of 2025, respectively, and 179 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in November of 2025.
(b)As of December 31, 2025, the full amount remains available for share repurchases under our May 2025 $250 million share repurchase program, which was publicly announced on May 1, 2025.

Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of the following members of a peer group consisting of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc. and Primoris Services Corporation. For the year ended December 31, 2025, we removed Jacobs Solutions Inc. from our peer group comparison due to dissimilarities with respect to the nature of its service offerings and end markets. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2020 and tracks it through December 31, 2025. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and MasTec’s 2024 and 2025 Peer Group

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
MasTec, Inc.
S&P 500
2024 Peer Group
2025 Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2020	2021	2022	2023	2024	2025
MasTec, Inc.	$100.00	$135.35	$125.15	$111.06	$199.68	$318.82
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
2024 Peer Group	$100.00	$139.95	$146.18	$198.63	$282.00	$374.37
2025 Peer Group	$100.00	$148.92	$173.01	$257.75	$381.83	$540.62
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
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions, including the level of interest rates; inflationary effects on the costs of labor, materials and fuel; supply chain disruptions; uncertainty related to the implementation and pace of spending under governmental programs and initiatives related to infrastructure and other industrial investment, delays and uncertainty related to project permitting and/or other regulatory matters or uncertainty; climate, environmental and sustainability-related matters; changes in technology, tax and other incentives; potential market volatility that could negatively affect demand for future projects, and/or delay existing project timing or cause increased project costs; and public health matters. Additionally, the effects of ongoing geopolitical events that are outside of our control, could potentially increase volatility and uncertainty in the energy and capital markets, which could delay projects and/or negatively affect demand for future projects.
During the year ended December 31, 2025, the U.S. government announced or imposed a variety of tariff or other trade actions, in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports or bans by foreign countries on certain of their exports. These actions have increased the cost of importing certain construction materials into the U.S., including steel, concrete, copper and solar panels, and have caused disruption and uncertainty to both international trade and supply chains, in turn affecting project demand and timing. More recently, on February 20, 2026, the U.S. Supreme Court ruled that certain trade tariffs imposed by the U.S. federal government under the IEEPA were unconstitutional. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. While the duration, extent and effects of these tariffs and trade actions cannot be predicted with certainty, these policy changes could impact our ability to execute projects and have a material adverse effect on our business, financial condition, and results of operations.
Further, on July 4, 2025, OBBBA was signed into law in the United States increasing federal support for oil and gas production while reducing support for renewable energy and infrastructure. Notably, the OBBBA accelerates the phaseout of certain clean energy tax credits established under the IRA, including the clean electricity investment and clean energy production credits for solar and wind projects, which may reduce longer term demand for such projects. Under the new provisions, these credits will no longer be available for projects placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible. At the same time, the OBBBA contains other provisions to incentivize oil and gas development as well as to support energy infrastructure such as carbon capture and energy storage. The OBBBA, along with other evolving trade and immigration policies, may have both positive and negative effects on our business, including, but not limited to, shifts in the timing, type and scope of customer projects, fluctuations in demand for our services, and changes in capital and labor costs, including availability.
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
We seek to grow and diversify our business both organically and through acquisitions and/or strategic arrangements in order to deepen our market presence and customer base, broaden our geographic reach and expand our service offerings. In 2021, we initiated a significant transformation of our end-market business operations to position us for expected future growth opportunities. This transformation included significant business combination activity, including expansion of our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which resulted in significant acquisition and integration costs in subsequent periods. Although acquisitions continue to be an element of our growth strategy, the integration activities related to the transformation-related acquisitions were completed in the fourth quarter of 2023.
Recent acquisitions. Subsequent to December 31, 2025, we completed one acquisition of an infrastructure services company that specializes in water and wastewater distribution networks in the south central region of the United States, which will be included within our Clean Energy and Infrastructure segment.
During 2025, we completed five acquisitions, which included all of the equity interests of the following: (i) within our Communications segment: a telecommunications construction company, which acquisition was effective in July; (ii) within our Pipeline Infrastructure segment: a construction company specializing in roadway infrastructure, which acquisition was effective in August; and (iii) within our Clean Energy and Infrastructure segment: a construction company specializing in construction management and design-build services, which acquisition was effective in December. Additionally, we acquired certain operations and assets of a business specializing in install-to-the-home services included within our Communications segment, effective in November, and, effective in July, we acquired certain of the assets of an equipment company, which is included within our Pipeline Infrastructure segment.
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
During 2023, we completed four acquisitions including, within our Communications segment, certain of the assets of a telecommunications company specializing in wireless services; and a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area. Additionally, we acquired certain of the equity interests of two equipment companies, both of which are included within our Pipeline Infrastructure segment.
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
Changes in demand in our customers’ businesses and fluctuations in market prices for energy sources, including oil and gas products, can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These factors, as well as the highly competitive nature of our industry, can result in changes in levels of activity, project mix, and/or the profitability of the services we provide. We strive to maintain our profit margins through productivity improvements, integration and cost reduction programs and/or business streamlining efforts when operating under conditions of increased pricing pressure or other market developments. Market factors, including elevated rates of interest and inflation and the related effects on labor, materials and fuel costs, have had, and could continue to have, a negative effect on our profitability, to the extent that we are not able to pass these costs through to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes. See Item 1. “Business” under “Industry Trends” and Item 1A. “Risk Factors” under “Unfavorable market conditions, including elevated levels of inflation and/or interest rates, supply chain disruptions, political regulatory or market uncertainty, including economic downturns and heightened geopolitical tensions and conflicts, could reduce capital expenditures in the industries we serve or could adversely affect our customers and result in decreased demand for our services.” for discussion pertaining to opportunities in the industries we serve and potential effects of market conditions.
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
Our revenue is generally lower at the beginning of the year and during the winter months because harsher weather, such as cold, snowy or wet conditions, can delay projects. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter project activity and/or productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which can have a positive effect on our revenue. Customers, however, could also curtail certain of their project activities toward the end of the year as they await capital budget allocations for the next year. The holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects during the related period. Any quarter may be positively or negatively affected by adverse or unusual weather patterns and/or climate-related effects, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as wildfires, hurricanes, excessive winds or other severe weather, making it difficult to predict quarterly revenue and margin variations.
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
Project Mix. Revenue mix impacts our overall project margins, as margin opportunities and/or risks can vary by project type, industry, and by segment over time. For example, installation work that is performed on a fixed price basis has a higher level of margin opportunity or risk than maintenance or upgrade work, including those under master service and other service arrangements, which is often performed under pre-established fixed price per unit or time and materials pricing arrangements. As a result, changes in project mix between installation work performed on a fixed price basis, and maintenance or upgrade services that are performed under pre-established fixed price per unit or time and materials pricing arrangements, can affect our project margins in a given period.
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
Price and Performance Risk. Overall project margins may fluctuate due to project pricing and job conditions, changes in the cost of labor and materials, crew availability, job productivity and work volume. Job productivity can be affected by factors such as quality of the work crew and equipment, the quality of engineering specifications and designs, as well as unanticipated engineering or design challenges, availability of skilled labor, environmental or regulatory factors and customer decisions or delays. Job productivity can also be influenced by weather conditions, job conditions and job terrain, such as whether project work is in a right of way that is open or one that has physical obstructions, or environmental or legal encumbrances.
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
Other Income or Expense. Other income or expense consists primarily of gains or losses from changes to estimated Earn-out accruals, certain legal and other settlements, certain acquisition-related adjustments, gains or losses from, or changes in estimated recoveries from, certain assets, including financial instruments, and certain liabilities, gains or losses arising from transactions not denominated in functional currencies, and certain acquisition and integration costs.

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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential market volatility; other market, industry and regulatory factors, including uncertainty related to the implementation and pace of spending under governmental programs and initiatives and project permitting issues, and other regulatory matters or uncertainty; supply chain disruptions; climate-related matters; and global events, such as geopolitical tensions and conflicts, as well as public health matters. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
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
Contracts. We derive revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 44% of consolidated revenue for the year ended December 31, 2025.
Cost estimation processes used for recognizing revenue over time under the cost-to-cost method require management to make significant assumptions and judgments. Total transaction price and cost estimation processes are based primarily on the professional knowledge and experience of our project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated based on management’s experience and judgment. For the year ended December 31, 2025, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2024. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the year ended December 31, 2025, positively affected revenue by approximately 0.8%.
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
As of December 31, 2025, our contract transaction prices included approximately $229 million of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of our business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2025, these change orders and/or claims primarily related to certain projects in our Clean Energy and Infrastructure and Power Delivery segments. We actively engage with our customers to complete the final approval process for such amounts and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
We estimate the fair values of our earn-out liabilities using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, which inputs are evaluated on an ongoing basis. Key assumptions in estimating the fair values of our earn-out liabilities include the discount rate, which, as of December 31, 2025, ranged from 10.5% to 14.3%, with a weighted average rate of 11.1% based on the relative fair value of the respective Earn-out liabilities, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated earn-out liabilities.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as measurement period adjustments. Measurement period adjustments are recorded to goodwill. Other changes to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of acquisition, are reflected as income or expense, as appropriate. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to acquisition-related fair value adjustments.
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
Goodwill and Other Intangible Assets
We have goodwill and other intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill is not amortized, but instead is tested for impairment at least annually. Other intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed, or on a straight-line basis if that pattern cannot be reliably determined.
We perform our annual impairment test of goodwill during the fourth quarter of each year, or more frequently if events or circumstances arise which indicate that the fair value of a reporting unit with goodwill is below its carrying amount. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component.
During the first quarter of 2025, certain reporting units within our Communications and Power Delivery operating segments were restructured to more closely align with the segments’ end markets and to better correspond with the operational management reporting structures of both segments. Under both the current and previous reporting unit structures, each of the components within the Communications and Power Delivery operating segments is a reporting unit. For additional details of the restructuring and the related assessment, refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.
Following is a summary of goodwill and other intangible assets, net, by segment as of December 31, 2025:

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total
Goodwill (in millions)	$557.0	$767.5	$397.2	$527.3	$2,249.0
Percentage of total	24.8%	34.1%	17.7%	23.4%	100.0%
Other intangible assets, net (in millions)	$34.5	$286.1	$263.6	$72.0	$656.2
Percentage of total	5.3%	43.6%	40.2%	11.0%	100.0%
As part of our annual impairment test of goodwill, we perform a qualitative assessment of our reporting units by examining relevant events and circumstances that could have an effect on a reporting unit’s fair value, such as: macroeconomic trends and events, including levels of inflation, market interest rates and/or supply chain disruptions; industry and/or market conditions, including the potential effects of regulatory and other uncertainties, such as uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives and project permitting issues; financial, competitive and other conditions, including declines in the operating performance of our reporting units, and/or long-term changes in consumer behavior; entity-specific events; and other relevant factors or events that could affect earnings and cash flows.
If, after performing a qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a quantitative impairment test for those reporting units. We estimate the fair value of a reporting unit using a combination of market and income approaches using Level 3 inputs. Under the market approach, the fair values are estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology is used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. Assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the applicable reporting units and within the units’ industry. Estimated discount rates are determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
For the year ended December 31, 2025, we completed our annual impairment test of goodwill as part of which we performed a qualitative assessment of all reporting units and concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. Accordingly, a quantitative goodwill impairment test was not required for any of our reporting units, and no goodwill impairment was recognized in 2025.
As of December 31, 2025, we believe that the recorded balances of goodwill and other intangible assets are recoverable; however, adverse changes in the assumptions or estimates used in our analyses, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, interest rates or other regulatory or market disruptions, including from geopolitical events and/or changes in asset characteristics, could result in non-cash goodwill and/or intangible asset impairment charges in future periods. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 -

Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional discussion.
Self-Insurance
We are self-insured up to the amount of our deductible for our insurance policies. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Liabilities under our insurance programs are accrued based upon our estimate of the ultimate liability for claims, with assistance from third-party actuaries. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. These insurance liabilities are, however, difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury or an incident, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts, historical trends and claims experience, loss development patterns and other actuarial assumptions. Although we believe such accruals are adequate, a change in experience or actuarial or management assumptions could materially affect our results of operations in a particular period. As of December 31, 2025, MasTec’s estimated gross liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $306.8 million.
Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can affect our annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is accurate and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. See Note 13 - Income Taxes in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional discussion.
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
2026 Outlook
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

Comparison of Fiscal Year Results
The following table, which may contain slight summation differences due to rounding, reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, which are described in the comparison of results section below. Unless otherwise stated, comparisons are for the years ended December 31, 2025 and 2024.

	Year Ended December 31,				Change
	2025		2024		$	%
Revenue	$14,299.2	100.0%	$12,303.5	100.0%	$1,995.7	16.2%
Costs of revenue, excluding depreciation and amortization	12,506.4	87.5%	10,676.0	86.8%	1,830.5	17.1%
Depreciation	295.9	2.1%	366.8	3.0%	(70.9)	(19.3)%
Amortization of intangible assets	131.2	0.9%	139.9	1.1%	(8.7)	(6.2)%
General and administrative expenses	713.0	5.0%	684.5	5.6%	28.5	4.2%
Interest expense, net	173.0	1.2%	193.3	1.6%	(20.3)	(10.5)%
Equity in earnings of unconsolidated affiliates, net	(32.0)	(0.2)%	(30.2)	(0.2)%	(1.7)	5.7%
Loss on extinguishment of debt	—	—%	11.3	0.1%	(11.3)	(100.0)%
Other (income) expense, net	(3.8)	(0.0)%	11.0	0.1%	(14.8)	NM
Income before income taxes	$515.4	3.6%	$251.0	2.0%	$264.4	105.4%
Provision for income taxes	(93.4)	(0.7)%	(51.5)	(0.4)%	(41.8)	81.2%
Net income	$422.0	3.0%	$199.4	1.6%	$222.6	111.6%
Net income attributable to non-controlling interests	23.0	0.2%	36.6	0.3%	(13.7)	(37.3)%
Net income attributable to MasTec, Inc.	$399.0	2.8%	$162.8	1.3%	$236.3	145.1%
NM - Percentage is not meaningful
Comparison of Years Ended December 31, 2025 and 2024
Revenue. On a consolidated basis, revenue increased by $1,996 million driven by our segment results as follows: revenue increased in our Communications segment by approximately $815 million, or 32%, in our Clean Energy and Infrastructure segment by approximately $607 million, or 15%, in our Power Delivery segment by approximately $563 million or 16%, and in our Pipeline Infrastructure segment by approximately $4 million, remaining generally flat as compared with the prior year. See “Analysis of Revenue and EBITDA by Segment” below for additional information and discussion related to segment revenue.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $1,732 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $99 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 70 basis points to 87.5% of revenue in 2025 compared to 86.8% of revenue in 2024. The basis point increase was due to a combination of reduced project efficiencies and project mix, primarily within our Pipeline Infrastructure and Power Delivery segments, offset, in part, by improved productivity and efficiencies within our Clean Energy and Infrastructure segment. See “Analysis of Revenue and EBITDA by Segment” below for discussion of operating capacity effects by segment.
Depreciation. As a percentage of revenue, depreciation decreased by approximately 90 basis points, due primarily to a net reduction related to a change in the depreciable lives of certain machinery and equipment to better align the respective assets’ lives with their expected useful lives, offset, in part, by higher capital expenditures to support operational growth and the replacement of older machinery and equipment.
Amortization of intangible assets. The decrease in amortization of intangible assets was due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior years’ acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 20 basis points as compared with the same period in 2024 primarily due to higher levels of revenue.
General and administrative expenses. The increase in general and administrative expenses was due primarily due to an increase in professional fees, the effects of timing of ordinary course legal matters, and a decrease in gains on sales of assets, net, offset, in part, by a decrease in the provision for credit losses. Overall, general and administrative expenses decreased by approximately 60 basis points as a percentage of revenue for the year ended December 31, 2025 as compared with the same period in 2024 due to higher levels of revenue.
Interest expense, net. The decrease in interest expense, net, resulted primarily from lower average balances and, to a lesser extent, lower average interest rates on our variable rate debt, which accounted for a reduction of approximately $35 million, offset, in part by an increase in interest expense from our senior notes due to higher average balances including from the June 2024 issuance of our 5.900% Senior Notes, and, to a lesser extent, from finance leases due to higher levels of activity. See “Financial Condition, Liquidity and Capital Resources” discussion below for details of our debt instruments.
Equity in earnings of unconsolidated affiliates. For the years ended December 31, 2025 and 2024, equity in earnings from unconsolidated affiliates, net, totaled approximately $32 million and $30 million, respectively, and related primarily to our investments in the Waha JVs.

Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $11 million for the year ended December 31, 2024 in connection with the second quarter 2024 repayment of our 6.625% IEA Senior Notes and Three-Year Term Loan Facility.
Other (income) expense, net. For the year ended December 31, 2025, other income, net, included approximately $3 million of income, net, from changes to estimated Earn-out accruals, approximately $6 million of other miscellaneous income, offset, in part, by approximately $4 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the year ended December 31, 2024, other expense, net, included approximately $5 million of expense, net, from changes to estimated Earn-out accruals, approximately $5 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business and approximately $6 million of asset impairments related to certain fixed assets, offset, in part, by approximately $3 million of other miscellaneous income, net, including from legal and other settlements.
Provision for income taxes. For the year ended December 31, 2025, our effective tax rate was an expense of 18.1% as compared with an expense of 20.5% for the same period in 2024. Our effective tax rate for the year ended December 31, 2025 included income tax benefits primarily from the reversal of uncertain tax position liabilities, the release of valuation allowances on certain deferred tax assets, benefits from certain tax credits; offset, in part, by the effects of a higher state income tax rate, whereas for the year ended December 31, 2024, our effective tax rate included the effects of a lower state income tax rate and tax credits.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $23 million for the year ended December 31, 2025, as compared with $37 million for the same period in 2024. The decrease was primarily attributable to the decrease in activity of certain entities within the Pipeline Infrastructure and Communications segments with minority interest holders.
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

	Revenue				EBITDA and EBITDA Margin
	Year Ended December 31,		Change		Year Ended December 31,				Change
Segment:	2025	2024 (a)	$	%	2025		2024 (a)		$	%
Communications	$3,339.1	$2,524.2	$814.9	32.3%	$309.5	9.3%	$220.1	8.7%	$89.4	40.6%
Clean Energy and Infrastructure	4,699.6	4,092.1	607.5	14.8%	348.6	7.4%	257.0	6.3%	91.6	35.6%
Power Delivery	4,176.1	3,612.7	563.4	15.6%	338.8	8.1%	301.3	8.3%	37.5	12.5%
Pipeline Infrastructure	2,137.8	2,133.6	4.2	0.2%	317.9	14.9%	389.4	18.3%	(71.6)	(18.4)%
Other	—	—	—	—%	30.8	NM	26.2	NM	4.6	17.5%
Eliminations	(53.4)	(59.1)	5.8	(9.7)%	—	—	—	—	—	—
Segment Total	$14,299.2	$12,303.5	$1,995.7	16.2%	$1,345.6	9.4%	$1,194.1	9.7%	$151.5	12.7%
Corporate	—	—	—	—	(230.2)	—	(243.3)	—	13.1	(5.4)%
Consolidated Total	$14,299.2	$12,303.5	$1,995.7	16.2%	$1,115.5	7.8%	$950.8	7.7%	$164.6	17.3%
NM - Percentage is not meaningful
(a)    Recast to reflect 2025 segment changes. See Note 14 - Segments and Related Information in the notes to the consolidated audited financial statements, which is incorporated by reference, for additional information.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireless and wireline project activity due, in part, to increased customer demand, offset, in part, by a decrease in our install-to-the-home project activity due, in part, to changes in consumer behavior.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 50 basis points, or $18 million, due to improved project efficiencies, including from our wireless and wireline businesses. Higher levels of revenue resulted in an increase in EBITDA of approximately $71 million.

Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, primarily in our renewable projects.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 110 basis points, or $53 million, due to a combination of project mix, the positive effects of certain renewable project close-outs, and improved productivity and efficiencies, primarily from certain renewable and infrastructure project work. Higher levels of revenue resulted in an increase in EBITDA of approximately $38 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity in transmission and distribution-related project work, as well as higher levels of certain infrastructure-related project work. These increases were offset, in part, by a decrease in substation-related project activity, as well as a decrease in demand for emergency restoration services.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 20 basis points, or $9 million, primarily due to reduced efficiencies at certain of our project sites and a reduction in emergency restoration services. Higher levels of revenue contributed an increase in EBITDA of approximately $47 million.
Pipeline Infrastructure Segment Results
Revenue. Revenue was generally flat as compared with 2024, due primarily to an increase in other infrastructure-related work, offset by lower levels of midstream pipeline project activity.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 340 basis points, or $72 million, due primarily to reduced efficiencies, including from a reduction in revenue on midstream pipeline projects, the effects of project mix, and the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work.
Other Segment Results
EBITDA. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate Results
EBITDA. For the year ended December 31, 2025, Corporate EBITDA included $3 million of income, net, from changes to estimated Earn-out accruals and $4 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. For the year ended December 31, 2024, Corporate EBITDA included approximately $11 million of a loss on debt extinguishment, $5 million of expense, net, from changes to estimated Earn-out accruals, and $5 million of expense from the changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the year ended December 31, 2025 not related to the above-described items increased by approximately $7 million as compared with the same period in 2024, due primarily to increases in compensation expense and other administrative expenses, including professional fees, offset, in part, by the effects of timing of ordinary course legal and other settlement matters.
Comparison of Years Ended December 31, 2024 and 2023
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2024 and 2023” of the Company’s 2024 Annual Report on Form 10-K (the “2024 Form 10-K”) for a comparison of results for the years ended December 31, 2024 and 2023, which discussion is incorporated herein by reference.
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
Our computation of non-U.S. GAAP financial measures excludes the effects of changes in fair value of acquisition-related contingent items due to their non-operational nature and inherent volatility, as activity varies from period to period. Acquisition-related contingent items consist of (i) changes in fair value of acquisition-related contingent consideration, which is composed of earn-outs, that are contingent upon the achievement of reaching certain post-acquisition levels of earnings and (ii) changes in fair value of additional payments in connection with the 2021 acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), based on the fluctuation of our share price and are contingent upon the post-acquisition collections of certain receivables. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details regarding these acquisition-related contingent items.
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

	Year Ended December 31,
EBITDA Reconciliation:	2025		2024		2023
Net income (loss)	$422.0	3.0%	$199.4	1.6%	$(47.3)	(0.4)%
Interest expense, net	173.0	1.2%	193.3	1.6%	234.4	2.0%
Provision for (benefit from) income taxes	93.4	0.7%	51.5	0.4%	(35.4)	(0.3)%
Depreciation	295.9	2.1%	366.8	3.0%	433.9	3.6%
Amortization of intangible assets	131.2	0.9%	139.9	1.1%	169.2	1.4%
EBITDA	$1,115.5	7.8%	$950.8	7.7%	$754.9	6.3%
Non-cash stock-based compensation expense	34.0	0.2%	32.7	0.3%	33.3	0.3%
Loss on extinguishment of debt	—	—%	11.3	0.1%	—	—%
Changes in fair value of acquisition-related contingent items	0.7	0.0%	10.7	0.1%	(13.9)	(0.1)%
Acquisition and integration costs	—	—%	—	—%	71.9	0.6%
Losses on fair value of investment	—	—%	—	—%	0.2	0.0%
Adjusted EBITDA	$1,150.1	8.0%	$1,005.6	8.2%	$846.4	7.1%

A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	Year Ended December 31,
	2025		2024 (a)		2023 (a)
EBITDA	$1,115.5	7.8%	$950.8	7.7%	$754.9	6.3%
Non-cash stock-based compensation expense (b)	34.0	0.2%	32.7	0.3%	33.3	0.3%
Loss on extinguishment of debt (b)	—	—%	11.3	0.1%	—	—%
Changes in fair value of acquisition-related contingent items (b)	0.7	0.0%	10.7	0.1%	(13.9)	(0.1)%
Acquisition and integration costs (c)	—	—%	—	—%	71.9	0.6%
Losses on fair value of investment (b)	—	—%	—	—%	0.2	0.0%
Adjusted EBITDA	$1,150.1	8.0%	$1,005.6	8.2%	$846.4	7.1%
Segment:
Communications	$309.5	9.3%	$220.1	8.7%	$201.4	8.5%
Clean Energy and Infrastructure	348.6	7.4%	257.0	6.3%	169.5	4.3%
Power Delivery	338.8	8.1%	301.3	8.3%	306.5	8.5%
Pipeline Infrastructure	317.9	14.9%	389.4	18.3%	284.4	13.7%
Other	30.8	NM	26.2	NM	25.0	NM
Segment Total	$1,345.6	9.4%	$1,194.1	9.7%	$986.9	8.2%
Corporate	(195.5)	—	(188.5)	—	(140.5)	—
Adjusted EBITDA	$1,150.1	8.0%	$1,005.6	8.2%	$846.4	7.1%
NM - Percentage is not meaningful
(a)    Recast to reflect 2025 segment changes. See Note 14 - Segments and Related Information in the notes to the consolidated audited financial statements, which is incorporated by reference, for additional information.
(b)    Non-cash stock-based compensation expense, loss on extinguishment of debt, changes in fair value of acquisition-related contingent items and losses on the fair value of an investment are included within Corporate EBITDA.
(c)    For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $22.5 million, $37.1 million and $8.5 million, respectively, of acquisition and integration costs, and Corporate EBITDA included $3.8 million of such costs.
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income (loss) and reported diluted earnings (loss) per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share.

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$422.0	$199.4	$(47.3)
Adjustments:
Non-cash stock-based compensation expense	34.0	32.7	33.3
Amortization of intangible assets	131.2	139.9	169.2
Loss on extinguishment of debt	—	11.3	—
Changes in fair value of acquisition-related contingent items	0.7	10.7	(13.9)
Acquisition and integration costs	—	—	71.9
Losses on fair value of investment	—	—	0.2
Total adjustments, pre-tax	$165.9	$194.6	$260.8
Income tax effect of adjustments (a)	(44.7)	(44.8)	(74.0)
Statutory and other tax rate effects (b)	(5.0)	(0.9)	4.6
Adjusted net income	$538.2	$348.3	$144.1
Net income attributable to non-controlling interests	23.0	36.6	2.7
Adjusted net income attributable to MasTec, Inc.	$515.2	$311.7	$141.4

	Year Ended December 31,
	2025	2024	2023
Diluted earnings (loss) per share	$5.07	$2.06	$(0.64)
Adjustments:
Non-cash stock-based compensation expense	0.43	0.41	0.43
Amortization of intangible assets	1.67	1.77	2.16
Loss on extinguishment of debt	—	0.14	—
Changes in fair value of acquisition-related contingent items	0.01	0.14	(0.18)
Acquisition and integration costs	—	—	0.92
Losses on fair value of investment	—	—	0.00
Total adjustments, pre-tax	$2.11	$2.47	$3.33
Income tax effect of adjustments (a)	(0.57)	(0.57)	(0.94)
Statutory and other tax rate effects (b)	(0.06)	(0.01)	0.06
Adjusted diluted earnings per share	$6.55	$3.95	$1.81
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the years ended December 31, 2025 and 2024, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 18.1% and 20.5%, respectively, and for the year ended December 31, 2023, such amount was a benefit, with effective tax rates, as reported, of 42.8%. For the years ended December 31, 2025, 2024 and 2023, our consolidated tax amounts, as adjusted, were expenses with effective tax rates of 21.0%, 21.8% and 19.1%, respectively.
(b)    Represents the effects of statutory and other tax rate changes for the years ended December 31, 2025, 2024 and 2023.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, debt service, income taxes, earn-out obligations and equity and other investment funding requirements. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to refinance, extend the terms of our existing indebtedness, retire outstanding debt, borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash. See Note 8 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference, for details of our recent debt transactions, including the amendment and restatement of our senior credit facility and the repayment of the outstanding loans under the existing credit agreement, our new term loan facility, and the repayment of our five-year term loan.
Capital Expenditures. For the year ended December 31, 2025, we spent approximately $260 million on capital expenditures, or $204 million, net of asset disposals, and incurred approximately $229 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $270 million on capital expenditures, or approximately $200 million, net of asset disposals, in 2026, and we expect to incur approximately $230 million to $255 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2025, we used $71 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. From time to time, our acquisitions may contain certain additional payments if specified conditions are met. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of December 31, 2025 was approximately $73 million. Of this amount, approximately $21 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the years ended December 31, 2025, 2024 and 2023, we made $49 million, $26 million and $39 million, respectively, of payments related to our Earn-out liabilities. In the first quarter of 2026, we completed one acquisition for an aggregate purchase price of $262 million in cash. See “Business” discussion above for details of our recent acquisitions.
Our acquisition of HMG in 2021 provided for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” As of December 31, 2025, the estimated fair value of remaining Additional Payments was approximately $18 million, which for the year ended December 31, 2025, includes the effect of fair value adjustments related to the contingent shares totaling losses of approximately $4.1 million. The number of shares that would be paid in connection with the remaining Additional Payments as of December 31, 2025 is approximately 50,000 shares.
Income Taxes. Tax payments, net of tax refunds, totaled $44 million for both the years ended December 31, 2025 and 2024 and $10 million for the year ended December 31, 2023. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.

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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of December 31, 2025, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $3.5 billion as of December 31, 2025 as compared with $2.9 billion as of December 31, 2024, due primarily to higher levels of revenue, as well as the timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
    Our payment billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount, generally from 5% to 10% of billings, until the job is completed, which amounts are referred to as “retainage.” As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects or allow us to pre-bill them for the mobilization of assets and/or crew to project sites and/or for materials purchases up to specified amounts. Vendor terms generally range from 30 to 60 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments are contractually due to subcontractors only after we are paid by our customers.
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
Sources and Uses of Cash
As of December 31, 2025, we had approximately $1,058 million in working capital, defined as current assets less current liabilities, as compared with $653 million as of December 31, 2024, an increase of approximately $405 million. Cash and cash equivalents totaled approximately $396 million and $400 million as of December 31, 2025 and 2024, respectively, for a decrease of $4 million. See discussion below for further detail regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$545.7	$1,121.6	$687.3
Net cash used in investing activities	$(267.2)	$(157.5)	$(178.1)
Net cash used in financing activities	$(283.4)	$(1,090.2)	$(351.0)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, net, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2025 was $546 million, as compared with $1,122 million in 2024, for a decrease in net cash provided by operating activities of approximately $576 million. The decrease was due primarily to changes in working capital compared with the prior period, including from the negative effect of timing-related changes in accounts receivable, net, primarily driven by higher levels of revenue and an increase in DSO, and contract liabilities, offset, in part, by the positive effect of timing-related changes in accounts payable and accrued expenses, and an increase in net income as compared with the prior period.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 65 as of December 31, 2025, as compared with DSO of 60 as of December 31, 2024. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and to a lesser extent the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of December 31, 2025 as compared with December 31, 2024 was due to timing of ordinary course billing and collection activities. Other than certain ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities was $267 million as compared to $157 million for the year ended December 31, 2025 and 2024, respectively, for an increase of $110 million. Capital expenditures totaled $260 million, or $204 million, net of asset disposals, for the year ended December 31, 2025, as compared with $149 million, or $83 million, net of asset disposals, for the same period in 2024, for an increase in cash used in investing activities of approximately $121 million, primarily to support operational growth and the replacement of older machinery and equipment.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2025 was $283 million, as compared with net cash used in financing activities of $1,090 million in 2024, for a decrease in cash used in financing activities of approximately $807 million. For the year ended December 31, 2025, we had $56 million of borrowings, net of repayments, under our credit facility and term loans, as compared with $1,154 million of repayments, net of borrowings, for the same period in 2024, for a decrease in cash used in financing activities of $1,209 million. The decrease in cash used in financing activities from the above was offset, in part, by an increase in net proceeds of Senior Notes for the year ended December 31, 2024 of $326 million, consisting of $550 million in proceeds from our 5.900% Senior Notes and $224 million of repayments made on our 6.625% Senior Notes. Share repurchases totaled approximately $77 million for the year ended December 31, 2025, whereas there were no share repurchases for the same period in 2024. Additionally, payments of acquisition-related contingent consideration included within financing activities increased by $18 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $49 million for the year ended December 31, 2025 as compared with $26 million for the same period in 2024.
Senior Credit Facility
On June 26, 2025, we amended and restated our five-year, senior unsecured credit facility (the “Credit Facility”), which matures on June 26, 2030 and is composed of $1.9 billion of revolving commitments. As of December 31, 2025, aggregate outstanding revolving borrowings totaled approximately $118 million and availability for revolving loans totaled $1,725 million. Borrowings under our Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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
Senior Notes
4.500% Senior Notes. We have $600 million aggregate principal amount of 4.500% senior unsecured notes due August 15, 2028 (the “4.500% Senior Notes”).
5.900% Senior Notes. We have $550 million aggregate principal amount of 5.900% senior unsecured notes due June 15, 2029 (the “5.900% Senior Notes”).
6.625% Senior Notes. We have $75 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”).
The Senior Notes described above are subject to certain provisions and covenants, as more fully described in Note 8 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2025, and we expect to be in compliance with these provisions and covenants for the next twelve months.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, including current period balances and rates of interest, see Note 8 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.

Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2025 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior credit facility	$118.0	$—	$—	$118.0	$—
4.500% Senior Notes	600.0	—	600.0	—	—
5.900% Senior Notes	550.0	—	—	550.0	—
6.625% Senior Notes	72.3	—	—	72.3	—
2025 Term Loan Facility	600.0	—	600.0	—	—
Finance lease and other obligations	405.3	154.3	192.1	58.4	0.5
Operating lease liabilities	514.6	195.3	239.6	51.5	28.2
Earn-out obligations (a)	21.0	21.0	—	—	—
Interest (b)	331.6	111.6	192.4	27.6	—
Total	$3,212.8	$482.2	$1,824.1	$877.8	$28.7
(a)    Under certain acquisition agreements, we have agreed to pay the sellers earn-outs and other amounts based on the performance of the businesses acquired. Certain of these payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these payments, we have only included obligations that we expect will be paid in cash and have been earned as of December 31, 2025.
(b)    Represents expected future interest payments on debt, finance lease and other obligations outstanding as of December 31, 2025, and does not include potential letter of credit or commitment fees associated with our senior unsecured credit facility. With respect to our variable rate debt, consisting of our senior unsecured credit facility and 2025 Term Loan Facility, the expected future interest assumes the principal amount outstanding and interest rates in effect as of December 31, 2025 remain the same. With the exception of our senior unsecured credit facility and 2025 Term Loan Facility, all of our debt instruments are fixed rate interest obligations.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with potential funding obligations and indemnification and/or guarantee arrangements relating to our equity and other investment arrangements, including our variable interest entities. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 4 - Fair Value of Financial Instruments, Note 15 - Commitments and Contingencies and Note 16 - Related Party Transactions in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information related to our off-balance sheet arrangements.
Impact of Inflation
The primary inflationary factors directly affecting our operations are labor, fuel and material costs. The labor market remains at low levels of unemployment, creating pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Changes to immigration policy may also affect the availability of labor. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to volatility due to events outside of our control, such as tariff and trade actions, fluctuations in global supply and demand, climate-related effects, and geopolitical events, which events have caused and could create heightened global market volatility in the future. Inflation rates in the United States increased significantly over the past several years and, while recent inflationary pressure has somewhat abated, the high-cost environment remains intact and we expect it to continue in 2026 due, in part, to trade actions described above under “General Economic, Market and Regulatory Conditions.”
Elevated levels of labor, fuel and material costs have in the past and could in the future negatively affect our project margins to the extent that we are unable to pass such cost increases along to our customers. In addition, there is uncertainty to what effect, if any, trade tariffs will have on inflation in future periods. Such market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing, type and scope of project work. Market prices for goods can also be affected by supply chain disruptions, which in the past have negatively affected our operations, as discussed in Item 1. “Business,” under “Suppliers, Materials and Working Capital.”

While inflationary factors have not had a material impact on our business, results of operations and/or financial condition, we closely monitor such factors, and any potential effects they may have on our business operations. While the impact of these factors cannot be fully eliminated, we take proactive steps to mitigate their effects; however, inflationary pressures could adversely affect our business operations in the future.
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest expense is affected by the prevailing interest rate environment. While the cost of our variable-rate debt fluctuates with changes in market interest rates, interest on our fixed-rate debt is unaffected by such changes. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. As of December 31, 2025, our variable interest rate debt was primarily related to our Credit Facility and our 2025 Term Loan Facility. Outstanding revolving loans under our Credit Facility bear interest, at our option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), TIIE, or Term CORRA, as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. Outstanding loans under our 2025 Term Loan Facility bear interest, at our option, at a rate equal to either (a) Term SOFR, as defined in the 2025 Term Loan Facility, plus a margin of 1.00% to 1.50%, or (b) a Base Rate, as defined in the 2025 Term Loan Facility, plus a margin of up to 0.50%.
As of December 31, 2025, we had approximately $118 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 4.56% and $600 million outstanding under our 2025 Term Loan Facility with a weighted average interest rate of 4.85%. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and 2025 Term Loan Facility would have increased our interest expense by approximately $9 million for the year ended December 31, 2025.
As of December 31, 2025, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $74.9 million aggregate principal amount of 6.625% Senior Notes and $343.6 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.9%. None of this debt subjects us to financial statement risk associated with changes in interest rates, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the year ended December 31, 2025. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations in 2025. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2025, foreign currency translation gains, net, totaled approximately $4.0 million and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2025. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MasTec, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MasTec, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years ended December 31, 2025 and 2024 appearing after Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded four entities (related to a July and a November acquisition in the Communications segment, an August acquisition in the Pipeline Infrastructure segment, and a December acquisition in the Clean Energy and Infrastructure segment) from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded the four entities from our audit of internal control over financial reporting. The four entities’ total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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

Revenue Recognition – Determination of Estimated Costs to Complete Certain Contracts Recognized Over Time
The Company recognized revenue of $14.3 billion for the year ended December 31, 2025, of which a majority relates to revenue recognized from contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system. As described in Note 1 to the consolidated financial statements, revenue related to these contracts is primarily recognized over time using the cost-to-cost measure of progress, which is an input method. Contract costs include all direct materials, equipment, labor and subcontracted costs related to contract performance. The cost estimation processes used for recognizing revenue over time under the cost-to-cost method require management to make significant assumptions and judgments, based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts. Changes in these factors that result in revisions to the amount of revenue recognized for a given project are recognized in the period in which the revisions are determined.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the determination of estimated costs to complete certain contracts recognized over time, is a critical audit matter are (i) the significant judgment by management in determining the estimated contract costs to complete; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimate of costs to complete.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the determination of estimated costs to complete certain contracts recognized over time. These procedures also included, among others, (i) for a sample of certain open contracts, testing management’s process for determining the estimated contract costs to complete; (ii) testing the completeness and accuracy of underlying data used by management related to actual costs to date; and (iii) for a sample of certain open contracts, evaluating the reasonableness of certain significant judgments and assumptions related to estimated contract costs to complete considered by management specific to each contract tested. Evaluating the reasonableness of certain significant judgments and assumptions related to estimated contract costs to complete involved considering (i) the terms of the contracts and other documents related to job performance that support those estimates; (ii) actual costs to date to assess the reasonableness of the estimate of the remaining costs to complete; (iii) management’s ability to reasonably estimate costs to complete by comparing total estimated contract costs with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated contract costs to complete; and (iv) evaluating management’s cost-to-cost method and the consistency of management’s method over the lives of contracts.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 26, 2026
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on the Consolidated Financial Statements
We have audited the consolidated statements of operations and comprehensive income, equity, and cash flows of MasTec, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of IEA Energy Services, LLC and subsidiaries (“IEA LLC”), a wholly-owned subsidiary of the Company, which statements reflect total revenues of $1,732.1 million for the year ended December 31, 2023. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for IEA LLC, is based solely on the report of the other auditors.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.
We served as the Company’s auditor from 2004 to 2024.
Miami, Florida
February 29, 2024, except for Note 14, as to which the date is February 26, 2026

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of MasTec, Inc.
Opinion on the Financial Statements
We have audited the consolidated statement of operations, members’ equity (deficit), and cash flows of IEA Energy Services, LLC and its consolidated subsidiaries (“IEA LLC”), for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements" and not presented herein).
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of IEA LLC’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$14,299,171	$12,303,464	$11,995,934
Costs of revenue, excluding depreciation and amortization	12,506,437	10,675,987	10,613,762
Depreciation	295,892	366,765	433,929
Amortization of intangible assets	131,190	139,853	169,233
General and administrative expenses	713,009	684,508	698,899
Interest expense, net	172,985	193,266	234,405
Equity in earnings of unconsolidated affiliates, net	(31,964)	(30,228)	(30,697)
Loss on extinguishment of debt	—	11,344	—
Other (income) expense, net	(3,776)	11,006	(40,893)
Income (loss) before income taxes	$515,398	$250,963	$(82,704)
(Provision for) benefit from income taxes	(93,384)	(51,542)	35,408
Net income (loss)	$422,014	$199,421	$(47,296)
Net income attributable to non-controlling interests	22,972	36,633	2,653
Net income (loss) attributable to MasTec, Inc.	$399,042	$162,788	$(49,949)

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$5.12	$2.09	$(0.64)
Basic weighted average common shares outstanding	77,866	78,049	77,535

Diluted earnings (loss) per share	$5.07	$2.06	$(0.64)
Diluted weighted average common shares outstanding	78,694	78,880	77,535
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$422,014	$199,421	$(47,296)
Other comprehensive loss, net of tax:
Foreign currency translation gains (losses)	4,049	(2,949)	1,695
Unrealized (losses) gains on investment activity	(5,952)	349	(3,737)
Comprehensive income (loss)	$420,111	$196,821	$(49,338)

Net income attributable to non-controlling interests	22,972	36,633	2,653
Foreign currency translation gains attributable to non-controlling interests	1,283	—	—
Comprehensive income attributable to non-controlling interests	$24,255	$36,633	$2,653

Comprehensive income (loss) attributable to MasTec, Inc.	$395,856	$160,188	$(51,991)
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$396,030	$399,903
Accounts receivable, net of allowance	1,540,263	1,381,462
Contract assets	2,001,913	1,555,807
Inventories, net	112,465	107,345
Prepaid expenses	183,575	118,888
Other current assets	94,833	89,125
Total current assets	$4,329,079	$3,652,530
Property and equipment, net	1,728,470	1,548,916
Operating lease right-of-use assets	457,270	396,151
Goodwill, net	2,248,992	2,203,077
Other intangible assets, net	656,248	727,366
Other long-term assets	503,483	447,235
Total assets	$9,923,542	$8,975,275
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$154,311	$186,095
Current portion of operating lease liabilities	175,649	146,183
Accounts payable	1,280,897	1,105,747
Accrued salaries and wages	248,266	205,152
Other accrued expenses	540,778	455,043
Contract liabilities	747,730	735,625
Other current liabilities	123,414	165,854
Total current liabilities	$3,271,045	$2,999,699
Long-term debt, including finance leases	2,176,372	2,038,017
Long-term operating lease liabilities	292,839	261,303
Deferred income taxes	478,156	362,772
Other long-term liabilities	370,609	326,141
Total liabilities	$6,589,021	$5,987,932
Commitments and contingencies (Note 15)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,319,916 and 99,029,011 (including 1,038,778 and 1,130,020 of unvested stock awards) as of December 31, 2025 and 2024, respectively	9,932	9,903
Capital surplus	1,319,920	1,291,027
Retained earnings	2,707,623	2,308,581
Accumulated other comprehensive loss	(44,033)	(40,847)
Treasury stock, at cost: 20,422,329 and 19,719,796 shares as of December 31, 2025 and 2024, respectively	(734,133)	(656,807)
Total MasTec, Inc. shareholders’ equity	$3,259,309	$2,911,857
Non-controlling interests	$75,212	$75,486
Total equity	$3,334,521	$2,987,343
Total liabilities and equity	$9,923,542	$8,975,275
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net (loss) income						(49,949)		(49,949)	2,653	(47,296)
Other comprehensive loss							(2,042)	(2,042)		(2,042)
Non-cash stock-based compensation					33,335			33,335		33,335
Issuance of restricted shares, net	592,553	59			(59)			—		—
Shares withheld for taxes, net of other stock issuances	(118,636)	(12)			(5,436)			(5,448)		(5,448)
Issuance of shares in connection with acquisition	4,112	—			403			403		403
Distributions to non-controlling interests								—	(2,818)	(2,818)
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Sale of minority interest in subsidiary								—	7,112	7,112
Non-controlling interests assumed related to acquisitions								—	6,828	6,828
Balance as of December 31, 2023	99,093,134	$9,909	(19,813,055)	$(659,913)	$1,263,360	$2,145,793	$(52,997)	$2,706,152	$15,109	$2,721,261
Net income						162,788		162,788	36,633	199,421
Other comprehensive loss							(2,600)	(2,600)		(2,600)
Non-cash stock-based compensation					32,672			32,672		32,672
Forfeiture of restricted shares, net	(30,672)	(3)			3			—		—
Shares withheld for taxes, net of other stock issuances	(33,451)	(3)			(2,943)			(2,946)		(2,946)
Issuance of shares in connection with acquisition			93,259	3,106	10,093			13,199		13,199
Distributions to non-controlling interests								—	(32,943)	(32,943)
Consideration transferred in a foreign subsidiary					(12,158)		14,750	2,592	17,500	20,092
Non-controlling interests assumed related to acquisitions								—	39,187	39,187
Balance as of December 31, 2024	99,029,011	$9,903	(19,719,796)	$(656,807)	$1,291,027	$2,308,581	$(40,847)	$2,911,857	$75,486	$2,987,343
Net income						399,042		399,042	22,972	422,014
Other comprehensive (loss) income							(3,186)	(3,186)	1,283	(1,903)
Non-cash stock-based compensation					34,002			34,002		34,002
Issuance of restricted shares, net	333,408	33			(33)			—		—
Shares withheld for taxes, net of other stock issuances	(42,503)	(4)			(5,076)			(5,080)		(5,080)
Acquisition of treasury stock, at cost			(702,533)	(77,326)				(77,326)		(77,326)
Distributions to non-controlling interests, net								—	(24,529)	(24,529)
Balance as of December 31, 2025	99,319,916	$9,932	(20,422,329)	$(734,133)	$1,319,920	$2,707,623	$(44,033)	$3,259,309	$75,212	$3,334,521
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$422,014	$199,421	$(47,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	295,892	366,765	433,929
Amortization of intangible assets	131,190	139,853	169,233
Non-cash stock-based compensation expense	34,002	32,672	33,335
Provision for (benefit from) deferred income taxes	115,157	(34,433)	(140,863)
Equity in earnings of unconsolidated affiliates, net	(31,964)	(30,228)	(30,697)
Gains on sales and impairments of assets, net	(18,451)	(24,138)	(21,408)
Loss on extinguishment of debt	—	11,344	—
Non-cash interest expense, net	4,766	5,533	5,837
Other non-cash items, net	2,662	13,711	8,875
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(140,809)	29,634	45,007
Contract assets	(446,613)	207,703	(54,185)
Inventories	(2,709)	26,345	33,018
Other assets, current and long-term portion	(65,312)	20,546	75,047
Accounts payable and accrued expenses	250,533	(161,734)	165,892
Contract liabilities	(7,305)	247,502	49,384
Other liabilities, current and long-term portion	2,661	71,129	(37,831)
Net cash provided by operating activities	$545,714	$1,121,625	$687,277
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(71,044)	(79,933)	(69,388)
Capital expenditures	(259,985)	(148,855)	(192,941)
Proceeds from sales of property and equipment	56,304	66,038	84,110
Payments for other investments	(1,000)	(801)	(1,899)
Proceeds from other investments	3,750	1,503	425
Other investing activities, net	4,730	4,558	1,632
Net cash used in investing activities	$(267,245)	$(157,490)	$(178,061)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	5,597,386	4,099,102	4,378,200
Repayments of credit facilities and term loans	(5,541,827)	(5,252,750)	(4,509,950)
Proceeds from issuance of 5.900% senior notes	—	549,758	—
Repayments of 6.625% senior notes	—	(224,046)	—
Payments of finance lease obligations	(161,024)	(153,957)	(167,615)
Repurchases of common stock	(77,326)	—	—
Payments of acquisition-related contingent consideration	(42,140)	(24,593)	(21,638)
Payments for acquisition-related contingent assets	—	(12,351)	—
Payments to non-controlling interests, including acquisition of interests and distributions	(24,529)	(32,943)	(14,478)
Payments for stock-based awards	(5,611)	(2,946)	(10,330)
Other financing activities, net	(28,367)	(35,508)	(5,187)
Net cash used in financing activities	$(283,438)	$(1,090,234)	$(350,998)
Effect of currency translation on cash	1,096	(3,559)	751
Net (decrease) increase in cash and cash equivalents	(3,873)	(129,658)	158,969
Cash and cash equivalents - beginning of period	399,903	529,561	370,592
Cash and cash equivalents - end of period	$396,030	$399,903	$529,561

Supplemental cash flow information:
Interest paid	$176,466	$195,338	$237,645
Income taxes paid, net of refunds	$44,376	$43,953	$9,608
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$229,499	$151,009	$147,736
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
In the first quarter of 2025, the Company made changes to its Communications and Power Delivery segment structures to more closely align with the segments’ end markets and to better correspond with the operational management reporting structures of both segments. These changes included moving a component with utility operations previously reported in the Communications segment to the Power Delivery segment. These changes did not impact the Company’s consolidated financial statements, but did impact its reportable segments, including historical financial information. See Note 14 - Segments and Related Information for additional information pertaining to the Company’s reportable segments. The segments are reported on a comparable basis for all periods presented.
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as “Net income attributable to non-controlling interests” in the consolidated statements of operations. Investments in entities for which the Company does not have a controlling financial interest, but over which it has the ability to exert significant influence, are accounted for under the equity method of accounting. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. When appropriate, prior year amounts are reclassified to conform with the current period presentation.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential market volatility; other market, industry and regulatory factors, including uncertainty related to the implementation and pace of governmental programs and initiatives and project permitting issues, and other regulatory matters or uncertainty; evolving trade and immigration policies; supply chain disruptions; climate-related matters; global events, such as military conflicts; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate.
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
Revenue Recognition
The Company recognizes revenue from contracts with customers when, or as, control of promised services and goods is transferred to customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the services and goods transferred. The Company primarily recognizes revenue over time utilizing the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied for the related contracts. For the years ended December 31, 2025, 2024 and 2023, consolidated revenue totaled approximately $14.3 billion, $12.3 billion and $12.0 billion, respectively.
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 44%, 41% and 40% of consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
Revenue from contracts for specific projects, as well as for certain projects pursuant to master and other service agreements, is typically recognized over time using the cost-to-cost measure of progress, which is an input method. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 1% of consolidated revenue for the year ended December 31, 2025, and totaled approximately 2% for both the years ended December 31, 2024 and 2023.
Contract costs include all direct materials, labor, equipment and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Cost estimation processes used for recognizing revenue over time under the cost-to-cost method require management to make significant assumptions and judgments. Total transaction price and cost estimation processes are based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated based on management’s experience and judgment. In each of the years ended December 31, 2025, 2024 and 2023, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2024, 2023 and 2022. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the years ended December 31, 2025, 2024 and 2023, positively affected revenue by approximately 0.8%, 0.1% and 0.2%, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such capitalized costs, which are amortized over the life of the respective projects, were not material as of December 31, 2025 or 2024.
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

Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of December 31, 2025, the amount of the Company’s remaining performance obligations was $14.6 billion. Based on current expectations, the Company anticipates it will recognize approximately $9.3 billion, or 63.7%, of its remaining performance obligations as revenue during 2026, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of December 31, 2025 and 2024, the Company’s contract transaction prices included approximately $229 million and $139 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both December 31, 2025 and 2024, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents. The balances in certain of the Company’s bank accounts exceed federally insured limits. Cash and cash equivalents consist primarily of interest-bearing demand deposits that are maintained at financial institutions that management considers to be of high credit quality. Included in the Company’s cash balances as of December 31, 2025 and 2024 are amounts held by entities that are proportionately consolidated totaling $45.0 million and $46.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.

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
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” The Company evaluates such investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Fair value measurements for the Company’s equity investments, which are recognized in other income or expense, as appropriate, were based on Level 3 inputs for the years ended December 31, 2025 and 2024.
For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments.

Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s senior unsecured credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. Deferred financing costs, net of accumulated amortization, totaled $14.9 million and $14.6 million as of December 31, 2025 and 2024, respectively. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $4.7 million, $4.6 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025 and 2024, the Company deferred $5.4 million and $6.1 million, respectively, of financing costs in connection with its debt instruments, and no financing costs were deferred for the year ended December 31, 2023. For further information pertaining to the Company’s debt instruments, see Note 8 - Debt.
Other Long-Term Assets
Other long-term assets consist primarily of investments in unconsolidated entities, life insurance assets, deferred compensation plan assets, insurance recoveries/receivables, and other miscellaneous receivables.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment, including finance lease assets, and other intangible assets, which are subject to amortization, consisting of customer relationships and backlog, trade names, pre-qualifications, non-compete agreements and others.
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
Other intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed, or on a straight-line basis if that pattern cannot be reliably determined.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions, which are Level 3 inputs. During the three years in the period ended December 31, 2025, there were no material impairments of long-lived assets.
Goodwill
The Company has recorded goodwill in connection with its acquisitions of businesses. Goodwill is not amortized, but instead is tested for impairment at least annually. The Company performs its annual impairment test of goodwill during the fourth quarter of each year, or more frequently if events or circumstances arise which indicate that the fair value of a reporting unit with goodwill is below its carrying amount. See below for details of the Company’s impairment testing for the years ended December 31, 2025, 2024 and 2023.
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
During each of the three years in the period ended December 31, 2025, as part of the Company’s annual impairment test of goodwill, management performed a qualitative assessment of its reporting units by examining relevant events and circumstances that could have an effect on a reporting unit’s fair value, such as: macroeconomic trends and events, including levels of inflation, market interest rates and/or supply chain disruptions; industry and/or market conditions, including the potential effects of regulatory and other uncertainties, such as uncertainty related to the implementation and pace of spending under governmental infrastructure programs and initiatives and project permitting issues; financial, competitive and other conditions, including declines in the operating performance of the Company’s reporting units, and/or long-term changes in consumer behavior; entity-specific events; and other relevant factors or events that could affect earnings and cash flows.
Quantitative testing was performed for selected reporting units during each of the three years in the period ended December 31, 2025. Management estimated the fair values of the selected reporting units using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the applicable reporting units and within the units’ industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
2025 Assessment. During the first quarter of 2025, certain reporting units within the Communications and Power Delivery operating segments were restructured to more closely align with the segments’ end markets and to better correspond with the operational management reporting structure of both segments. Under both the current and previous reporting unit structures, each of the components within the Communications and Power Delivery operating segments is a reporting unit. Management performed goodwill impairment testing under both the current and previous reporting unit structures. Based on the results of the quantitative assessments, the estimated fair values of the impacted reporting units substantially exceeded their carrying values as of March 31, 2025, therefore no goodwill impairment existed. A 100 basis point increase in the discount rate would not have resulted in any of the tested reporting units’ carrying values exceeding their fair values.
During the fourth quarter of 2025, the Company completed its annual impairment test of goodwill as part of which it performed a qualitative assessment of all reporting units and concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. Accordingly, a quantitative goodwill impairment test was not required for any of the reporting units, and no goodwill impairment was recognized in 2025.
2024 and 2023 Assessments. The Company completed its annual goodwill impairment test for all of its reporting units during both of the years ended December 31, 2024 and 2023. In 2024, quantitative testing was performed for (i) two reporting units within the Communications operating segment; (ii) one reporting unit within the Clean Energy and Infrastructure operating segment; and (iii) one reporting unit within the Pipeline Infrastructure operating segment. In 2023, quantitative testing was performed for (i) three reporting units within the Clean Energy and Infrastructure segment; (ii) one reporting unit in the Power Delivery operating segment; and (iii) one reporting unit within the Pipeline Infrastructure operating segment. The Company determined there was no impairment as a result of its annual goodwill impairment test for any of its reporting units for both of the years ended December 31, 2024 and 2023.
Additionally, during the first quarter of 2024, the reporting units within the Power Delivery operating segment were restructured to more closely align with the segment’s end markets and to better correspond with the operational management reporting structure of the segment, including from the effects of the Company’s transformative acquisition efforts in prior years. Management performed goodwill impairment testing under both the updated and previous reporting unit structures and determined that no goodwill impairment existed.
As of December 31, 2025 and 2024, management believes that the recorded goodwill balances are recoverable; however, significant changes in the assumptions or estimates used in the Company’s analyses, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, interest rates or other regulatory or market disruptions, including from geopolitical events and/or changes in asset characteristics, could result in non-cash goodwill impairment charges in future periods.
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
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as measurement period adjustments. Measurement period adjustments are recorded to goodwill. Other changes to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of acquisition, are reflected as income or expense in the consolidated statement of operations, as appropriate.
Consideration paid generally consists of cash and, from time to time, shares of the Company’s common stock, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations. Fair values of Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, which are Level 3 inputs. Earn-out liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statements of cash flows. Earn-out payments in excess of acquisition date liabilities are classified within operating activities in the consolidated statement of cash flows.

Leases
In the ordinary course of business, the Company enters into agreements that provide financing primarily for machinery, equipment, and vehicles, including certain related party leases. The Company reviews all agreements to determine if a leasing arrangement exists. When a leasing arrangement is identified, a determination is made at inception as to whether the lease is an operating or a finance lease. A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, the Company considers whether a contract provides both the right to obtain substantially all of the economic benefits from the use of an asset and the right to direct the use of the asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments over the expected term of the lease. The Company’s lease assets are primarily concentrated in vehicles, machinery and equipment.
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
As of December 31, 2025, the Company’s leases have remaining lease terms of up to 13 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
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
Finance Leases. Finance lease assets are recorded within property and equipment, with a corresponding amount recorded within the Company’s debt obligations. Finance lease expense is composed of depreciation expense on the leased asset and interest on the lease liability. Additions to finance leases are included within the supplemental disclosures of non-cash information in the consolidated statements of cash flows. Many of the Company’s finance leases contain a purchase option which the Company is reasonably certain to exercise at the end of the lease term, given that the purchase option prices are typically below the estimated fair market values of the related assets.
Operating Leases. Operating lease right-of-use assets and liabilities are recorded on the consolidated balance sheets, with the related lease expense recognized over the term of the lease on a straight-line basis. Operating lease expense is recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes for facility leases. Certain of the Company’s operating leases contain purchase options, for which the purchase option price is generally considered to be at fair market value. From time to time, the Company may terminate a lease before the end of the lease term. Payments related to such early lease terminations are generally recorded within general and administration expenses.
Supplier Financing Program
The Company has provided certain of its suppliers with access to a supplier finance program administered through a third party, which facilitates participating suppliers’ ability to finance payments due from the Company through third-party financial institutions. Participating suppliers may, at their sole discretion, receive payment of the Company’s obligation prior to the scheduled due dates, at a discounted price from the third party. The Company agrees to pay the financial institution the stated amount generally within 60 days of receipt of the invoice. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. The Company does not have pledged assets or other guarantees under the program. The Company’s outstanding payment obligations are recorded within accounts payable in the consolidated balance sheets and the associated payments are included within operating activities in the consolidated statements of cash flows.
The following table presents the change in the supplier financing obligation for the year ended December 31, 2025 (in millions):

Year ended December 31, 2025
Confirmed obligations outstanding at the beginning of the year	$12.4
Invoices confirmed	711.5
Confirmed invoices paid	(598.3)
Confirmed obligations outstanding at the end of the year	$125.6

Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $2.0 million for its workers’ compensation policy and $25.0 million for each of its general liability and automobile liability policies. In addition, the Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Cash balances held by the Company’s captive insurance company are generally not available for use in the Company’s other operations.
Estimated liabilities under the Company’s insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. For claims in excess of the deductible amounts, the Company records a receivable representing estimated recoveries associated with workers’ compensation, general liability and automobile claims. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.6 million. MasTec’s estimated liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
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
Income Taxes
The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included, net, within the consolidated balance sheets as long-term assets or liabilities, as appropriate. The recording of a deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance is recorded to reduce the asset to its estimated net realizable value. If management determines that the Company may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged to income tax expense in the period the determination is made. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the corresponding need for any related valuation allowances.
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

Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight-line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of three years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. Some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the trading day preceding the vesting date, are recorded as a reduction to additional paid-in capital, and related payments to taxing authorities are reflected within financing activities in the consolidated statements of cash flows. For the years ended December 31, 2025, 2024 and 2023, shares withheld in connection with stock-based compensation arrangements totaled 42,503, 33,451 and 118,636, respectively, and related payments to taxing authorities totaled $5.6 million, $2.9 million and $10.3 million, respectively.
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
Under current law pertaining to employers that are contributors to U.S.-registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. If the Company is subject to a withdrawal liability, the related withdrawal charge is recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization, with any related liability recorded within other current and/or other long-term liabilities, as appropriate. The Company’s participation in the multiemployer pension plans is evaluated by management on an ongoing basis. See Note 11 - Other Retirement Plans and Note 15 - Commitments and Contingencies.
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
Accounting Pronouncements Adopted in 2025
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) to clarify existing guidance and reduce diversity in practice in the accounting for joint ventures. ASU 2023-05 addressed the accounting for contributions made to a joint venture upon formation in a joint venture’s separate financial statements. The provisions of this ASU required that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The amendments in this ASU were not applicable to the formation of proportionately consolidated joint ventures. ASU 2023-05 was effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The Company adopted this ASU prospectively in the first quarter of 2025, and its adoption did not have a material effect on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 was effective on a prospective basis, with retrospective application permitted. The Company adopted this ASU prospectively as of and for the year-ended December 31, 2025, and its adoption only impacted the Company’s disclosures, and did not have a material effect on its consolidated financial statements or results of operations. See Note 13 - Income Taxes for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to enhance the transparency and clarity of the components of specific expense categories in the income statement. ASU 2024-03 requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: Clarifying the Effective Date to clarify that all public business entities are required to adopt the guidance in annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03, and its related clarifying ASU, should be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this ASU will have on its disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software by eliminating the previous stage-based capitalization model so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The amendments in ASU 2025-06 should be applied prospectively, with retrospective application or a modified transition approach permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 improves existing guidance within ASC Topic 270 by clarifying the scope and applicability of the standard and by providing a comprehensive list of interim disclosure requirements. ASU 2025-11 also establishes a principle to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted (a)	$399,042	$162,788	$(49,949)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	77,866	78,049	77,535
Dilutive common stock equivalents (b)	828	831	—
Weighted average shares outstanding - diluted	78,694	78,880	77,535
(a)    Net income or loss is calculated as total net income or loss, less amounts attributable to non-controlling interests.
(b)    For the years ended December 31, 2025, 2024 and 2023, anti-dilutive common stock equivalents totaled approximately 11,000, 16,000 and 1,100,000, respectively.
Share repurchases. For the year ended December 31, 2025, the Company repurchased 702,533 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding for the related period was a reduction of approximately 539,000 shares. See Note 12 - Equity for details of the Company’s share repurchase transactions.
Shares issued for acquisitions. The Company has issued shares of its common stock in connection with certain acquisitions. In the fourth quarter of 2024, the Company issued approximately 93,000 shares in connection with the 2021 acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”). See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. In 2023, the Company issued approximately 4,000 shares of its common stock in connection with the 2022 acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”).
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total Goodwill
Goodwill, gross, as of December 31, 2023 (a)	$545.8	$742.0	$371.9	$586.0	$2,245.7
Accumulated impairment loss (b)	—	—	—	(119.3)	(119.3)
Goodwill, net, as of December 31, 2023 (a)	$545.8	$742.0	$371.9	$466.7	$2,126.4
Additions from new business combinations	—	0.3	23.5	53.4	77.2
Measurement period adjustments (c)	0.7	—	—	—	0.7
Currency translation adjustments	—	—	—	(1.2)	(1.2)
Goodwill, net, as of December 31, 2024 (a)	$546.5	$742.3	$395.4	$518.9	$2,203.1
Additions from new business combinations	10.5	21.8	—	1.4	33.7
Measurement period adjustments (c)	—	3.4	1.8	3.8	9.0
Currency translation adjustments	—	—	—	3.2	3.2
Goodwill, net, as of December 31, 2025	$557.0	$767.5	$397.2	$527.3	$2,249.0
Accumulated impairment loss (b)	—	—	—	(115.3)	(115.3)
Goodwill, gross, as of December 31, 2025	$557.0	$767.5	$397.2	$642.6	$2,364.3
(a)    Recast to reflect 2025 segment changes. See Note 14 - Segments and Related Information for additional information.
(b)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
(c)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the year ended December 31, 2025 were primarily the result of net working capital adjustments.

The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2023	$1,096.6	$229.0	$87.6	$1,413.2
Accumulated amortization	(529.3)	(49.8)	(49.8)	(628.9)
Other intangible assets, net, as of December 31, 2023	$567.3	$179.2	$37.8	$784.3
Additions from new business combinations	81.0	3.2	—	84.2
Currency translation adjustments	—	—	(1.2)	(1.2)
Amortization expense	(114.1)	(19.4)	(6.4)	(139.9)
Other intangible assets, net, as of December 31, 2024	$534.2	$163.0	$30.2	$727.4
Additions from new business combinations	54.3	2.1	1.8	58.2
Currency translation adjustments	1.2	0.1	0.5	1.8
Amortization expense	(105.3)	(20.6)	(5.3)	(131.2)
Other intangible assets, net, as of December 31, 2025	$484.4	$144.6	$27.2	$656.2
Remaining weighted average amortization, in years	11	11	7	11
(a)    Includes approximately $34.5 million of a non-amortizing trade name as of December 31, 2023. In 2024, management reassessed the indefinite-life classification of its $34.5 million non-amortizing trade name intangible asset. Management determined that, based on changes in the asset’s characteristics, a finite-life classification for this asset was more appropriate. As a result, the Company changed the classification of this intangible asset from indefinite-lived to finite-lived and began amortizing it in the fourth quarter of 2024, at which time its estimated remaining useful life was approximately 12 years.
(b)    Consists principally of pre-qualifications and non-compete agreements. Additions for the year ended December 31, 2025 related to the 2025 asset acquisition included within the Company’s Pipeline Infrastructure segment.
Expected future amortization expense as of December 31, 2025 is summarized in the following table (in millions):

Amortization Expense
2026	$121.1
2027	108.4
2028	92.0
2029	74.3
2030	60.9
Thereafter	199.5
Total	$656.2
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
Q1 2026 Acquisitions. Subsequent to December 31, 2025, MasTec acquired 86% of the equity interest of an infrastructure services company that specializes in water and wastewater distribution networks in the south central region of the United States, which will be included within the Company’s Clean Energy and Infrastructure segment, effective in January. MasTec has the option to acquire the remaining noncontrolling interest in the entity following the third anniversary of the consummation date. The aggregate purchase price of this acquisition was $262 million and consisted of cash paid or payable on the date of the acquisition. The final amount of consideration for this acquisition remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. The Company accounted for the acquisition of the ownership interest as a business combination in accordance with ASC 805 and will consolidate the results of this entity in its consolidated financial statements. The preliminary fair value of the noncontrolling interest is estimated at $42 million, and is based on the price MasTec paid for its 86% controlling interest. The Company is in the process of performing procedures to determine the fair value of assets acquired and liabilities assumed related to this acquisition, and will include the preliminary purchase price allocations in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

2025 Acquisitions. During 2025, MasTec acquired all of the equity interests of the following: (i) within the Company’s Communications segment: a telecommunications construction company, effective in July; (ii) within the Company’s Pipeline Infrastructure segment: a construction company specializing in roadway infrastructure, effective in August; and (iii) within the Company’s Clean Energy and Infrastructure segment: a construction company specializing in construction management and design-build services, effective in December. Additionally, MasTec acquired certain operations and assets of a business specializing in install-to-the-home services included within the Company’s Communications segment, effective in November. Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, was preliminary as of December 31, 2025; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date.
Additionally, effective in July, MasTec acquired certain of the assets of an equipment company, which is accounted for as an asset acquisition under ASC 805 and included within the Company’s Pipeline Infrastructure segment.
The aggregate purchase price of the Company’s 2025 acquisitions was composed of approximately $87 million, in cash, net of cash acquired, and a five year earn-out liability valued at approximately $13 million primarily with respect to one of such acquisitions. As of December 31, 2025, the remaining potential undiscounted earn-out liabilities for the 2025 acquisitions was estimated to be up to $20 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $33 million of the goodwill balance related to the 2025 acquisitions is expected to be tax deductible as of December 31, 2025.
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
The aggregate purchase price of the Company’s 2024 acquisitions was composed of approximately $88 million in cash, net of cash acquired, and a five year earn-out liability valued at approximately $56 million with respect to one of such acquisitions. In connection with the acquisition within the Company’s Pipeline Infrastructure segment, MasTec acquired 60% of the equity interest of the company in exchange for consideration transferred of cash and a 40% equity interest in a MasTec Canadian subsidiary. Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, was complete as of December 31, 2025. As of December 31, 2025, the remaining potential undiscounted earn-out liabilities for the 2024 acquisitions was estimated to be up to $27 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $47 million of the goodwill balance related to the 2024 acquisitions is expected to be tax deductible as of December 31, 2025.
2023 Acquisitions. During 2023, MasTec completed four acquisitions, including the acquisition of certain assets of a telecommunications company specializing in wireless services, which acquisition was included within the Company’s Communications segment, and was effective in January; and, effective in July, the acquisition of the equity interests of a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area, which acquisition was included within the Company’s Communications segment. Additionally, effective in May 2023, MasTec acquired certain of the equity interests of two equipment companies which were accounted for as asset acquisitions under ASC 805 and were included within the Company’s Pipeline Infrastructure segment. In the fourth quarter of 2023, the Company sold certain of the equity interests of these equipment companies to members of subsidiary management. See Note 16 - Related Party Transactions. Based on an evaluation of the respective entities’ operating agreements, the Company determined that these entities are not VIEs; however, given that the Company has voting control with respect to the entities, the Company has consolidated these entities within the Company’s results of operations, with the other parties’ interests accounted for as non-controlling interests.
The aggregate purchase price of the Company’s 2023 acquisitions was composed of $70 million in cash, net of cash acquired, and an earn-out liability valued at $1 million. As of December 31, 2025, the remaining potential undiscounted earn-out liabilities for the 2023 acquisitions was estimated to be up to $0.3 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $41 million of the goodwill balance related to the 2023 acquisitions is expected to be tax deductible as of December 31, 2025.
HMG Additional Payments. The 2021 HMG purchase agreement provides for certain additional payments to be made to the sellers if certain receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected as unrealized gains or losses within other income or expense, as appropriate. As of December 31, 2025 and 2024, the estimated fair value of remaining Additional Payments totaled approximately $18 million and $14 million, respectively, which amounts are included within other current liabilities in the consolidated balance sheet. In November 2024, the Company made Additional Payments of approximately $26 million, which were composed of cash payments of approximately $12 million, and are reflected within financing activities in the consolidated statement of cash flows, and MasTec common stock totaling approximately 93,000 shares. For the years ended December 31, 2025 and 2024, fair value adjustments related to the contingent shares totaled losses of approximately $4.1 million and $5.5 million, respectively, and for the year ended December 31, 2023, fair value adjustments related to the contingent shares totaled gains of approximately $1.3 million. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability totaled approximately 50,000 shares as of both December 31, 2025 and 2024, respectively. The effect of the above referenced shares on the Company’s earnings per share calculations was immaterial.
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
The following table provides unaudited supplemental pro forma results for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$14,514.6	$12,585.6	$12,162.5
Net income (loss)	429.5	195.6	(48.4)
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
Acquisition-related results. The Company defines “acquisition-related” results as results from acquired businesses for the first twelve months following the dates of the respective acquisitions. For the years ended December 31, 2025, 2024 and 2023, the Company’s consolidated results of operations included acquisition-related revenue of approximately $166.4 million, $42.8 million and $1,546.3 million, respectively. Acquisition-related revenue for the year ended December 31, 2023 included approximately $1,374.6 million for IEA. For both the years ended December 31, 2025 and 2024, acquisition-related net income was immaterial, and for the year ended December 31, 2023, the Company’s consolidated results of operations included acquisition-related net losses of approximately $40.0 million, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Revenue and net income from the Company’s 2025 acquisitions included within the Company’s consolidated results of operations for the year ended December 31, 2025 were immaterial.
Acquisition and integration costs. For the year ended December 31, 2025, the Company incurred approximately $4 million of acquisition costs, and for both the years ended December 31, 2024 and 2023, the Company incurred approximately $3 million of such costs, which are included within general and administrative expenses.
In 2021, the Company initiated a significant transformation of its end-market business operations to position the Company for expected future growth opportunities. This transformation included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity resulted in significant acquisition and integration costs in prior periods. These acquisition and integration activities were completed in the fourth quarter of 2023. Acquisition and integration costs for the year ended December 31, 2023 totaled approximately $71.9 million, of which $64.1 million was included within general and administrative expenses and $7.8 million was included within costs of revenue, excluding depreciation and amortization.
Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of December 31, 2025, ranged from 10.5% to 14.3%, with a weighted average rate of 11.1% based on the relative fair value of the respective Earn-out liabilities, and probability-weighted projections of EBITDA. Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of December 31, 2025, the range of potential undiscounted Earn-out liabilities was estimated to be between $21 million and $88 million; however, there is no maximum payment amount.

Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. The following table, which may contain slight summation differences due to rounding, provides a reconciliation of changes in Earn-out liabilities measured at fair value for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance as of beginning of period (a)	$112.7	$77.4	$127.4
Additions	12.8	56.1	1.4
Fair value adjustments (b)	(3.5)	5.2	(12.6)
Payments	(49.4)	(26.1)	(38.8)
Balance as of end of period (a)	$72.6	$112.7	$77.4
(a)Earn-out liabilities included within other current liabilities totaled approximately $28.2 million and $70.0 million as of December 31, 2025 and 2024, respectively.
(b)For the year ended December 31, 2025, fair value adjustments related primarily to decreases within the Power Delivery segment, which were partially offset by increases primarily within the Pipeline Infrastructure segment. For the year ended December 31, 2024, fair value adjustments related primarily to increases within the Clean Energy and Infrastructure, Power Delivery and Pipeline Infrastructure segments, which were partially offset by decreases related to acquisitions within the Communications segment. For the year ended December 31, 2023, fair value adjustments related primarily to decreases within the Communications segment, which were partially offset by net increases, primarily within the Clean Energy and Infrastructure and Power Delivery segments. The decrease in the Communications segment for the year ended December 31, 2023 included a reduction of approximately $12.3 million related to mandatorily redeemable non-controlling interests. In 2023, the Company acquired the remaining interests of an entity with which it had a mandatorily redeemable non-controlling interest arrangement.
Equity Investments
The Company’s equity investments as of December 31, 2025 include the Company’s: (i) 33% equity interests in Trans-Pecos Pipeline, LLC and Comanche Trail Pipeline, LLC, collectively “Waha JVs”; (ii) 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) interests in certain proportionately consolidated non-controlled joint ventures; and (v) certain other equity investments.
In the fourth quarter of 2025, the Company acquired a 15% interest in a battery recycling company, which is accounted for as an equity method investment, through the conversion of approximately $49 million of outstanding accounts receivable. The effect of this transaction is excluded from investing activities in the Company’s consolidated statements of cash flows given its non-cash nature. The fair value of the 15% equity interest received represented the carrying value of the accounts receivable at conversion, and accordingly no gain or loss was recognized.
As of December 31, 2025 and 2024, the aggregate carrying value of the Company’s equity investments, which are recorded within other long-term assets in the consolidated balance sheets, totaled approximately $377 million and $330 million, respectively. As of December 31, 2025 and 2024, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $19 million and $18 million, respectively. Except for one investment for which the Company recorded an impairment loss totaling approximately $3 million during the year ended December 31, 2023, there were no impairments related to these investments in any of the years ended December 31, 2025, 2024 or 2023.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure in the U.S. that transports natural gas to the Mexico border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $146.8 million as of December 31, 2025. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $290 million and $287 million as of December 31, 2025 and 2024, respectively. The table below reflects the investment activity of the Waha JVs for the dates indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Equity in earnings (a)	$32.9	$30.8	$30.3
Distributions of earnings (b)	24.4	18.0	15.4
(a)Equity in earnings related to the Company’s proportionate share of income from the Waha JVs is included within the Company’s Other segment.
(b)Distributions of earnings from the Waha JVs are included within operating cash flows.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the years ended December 31, 2025 and 2023, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled losses of approximately $8.0 million and $5.0 million, respectively, or $6.0 million and $3.7 million, net of tax, respectively, and for the year ended December 31, 2024, such activity totaled gains of approximately $0.5 million, or $0.3 million, net of tax.

Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. As of December 31, 2025 and 2024, the Company had an investment of approximately $15 million and $17 million, respectively, in FM Tech, which provides for additional funding upon the resolution of certain contingencies, which could range up to $7 million as of December 31, 2025. The fair value of the remaining contingent payments for FM Tech, which are included within other current liabilities, was estimated to be $3 million as of both December 31, 2025 and 2024. For the years ended December 31, 2024 and 2023, the Company made equity contributions of approximately $0.4 million and $0.2 million, respectively, to these other entities, and for the year ended December 31, 2025, there were no equity contributions to these entities. For the years ended December 31, 2025 and 2024, distributions from these entities totaled approximately $0.5 million and $1.9 million, respectively, and for the year ended December 31, 2023, there were no distributions from these entities. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $3.8 million, $5.4 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of both December 31, 2025 and 2024, related amounts payable to these entities totaled approximately $0.3 million. In addition, the Company has advanced amounts to certain of these entities, which for the years ended December 31, 2024 and 2023, totaled approximately $0.1 million and $0.7 million, respectively, and there were no such amounts for the year ended December 31, 2025. As of December 31, 2025 and 2024, receivables related to these arrangements totaled approximately $4.0 million and $4.1 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are VIEs. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies for additional information. As of December 31, 2025, management determined that the Company is the primary beneficiary of two of its VIEs, and accordingly, has consolidated these entities within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests.
The Company’s consolidated VIEs include an electric utility contractor in which the Company acquired a 49% interest in 2024. As of December 31, 2025 and 2024, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $187.3 million and $134.8 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $184.6 million and $132.8 million as of December 31, 2025 and 2024, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $20 million and $23 million as of December 31, 2025 and 2024, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $28 million and $34 million as of December 31, 2025 and 2024, respectively.
Senior Notes
The estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs. See Note 8 - Debt for additional information pertaining to the Company’s senior notes.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2025	2024
Contract billings	$1,558.2	$1,400.6
Less allowance	(17.9)	(19.1)
Accounts receivable, net of allowance	$1,540.3	$1,381.5

Retainage	$428.4	$335.3
Unbilled receivables	1,573.5	1,220.5
Contract assets	$2,001.9	$1,555.8
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables, which are included in contract assets, represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement, which is generally from 5% to 10% of contract billings. Retainage is not considered to be a significant financing component because the intent is to protect the customer. Unbilled receivables and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable balances expected to be collected beyond one year are recorded within other long-term assets. As of December 31, 2025, 2024 and 2023, contract assets totaled approximately $2,001.9 million, $1,555.8 million and $1,756.4 million, respectively. The increase in contract assets as of December 31, 2025, was driven primarily by ordinary course activity, including in connection with increased project volume primarily within the Company’s Communications segment.

For the year ended December 31, 2025, provisions for credit losses totaled a recovery of approximately $0.5 million, and for the year ended December 31, 2024, provisions for credit losses totaled approximately $4.8 million, both of which included certain project-specific reserves. For the years ended December 31, 2025 and 2024, amounts charged against the allowance, including direct write-offs, totaled approximately $0.7 million and $0.8 million, respectively. Impairment losses on contract assets were not material in any of the years ended December 31, 2025, 2024 or 2023.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue and also include the amount of any accrued project losses. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Total contract liabilities, including accrued project losses, totaled approximately $747.7 million, $735.6 million and $481.0 million as of December 31, 2025, 2024 and 2023, respectively, of which deferred revenue comprised approximately $741.0 million, $725.1 million and $475.2 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of approximately $705.6 million, $416.8 million and $363.3 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2024, 2023 and 2022, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the years ended December 31, 2025, 2024 and 2023, the Company sold approximately $555 million, $442 million and $131 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of December 31, 2025 and 2024, outstanding sold receivables related thereto totaled approximately $172 million and $84 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $23.8 million, $20.7 million and $12.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	December 31,
	2025	2024	Estimated Useful Lives (in years)
Land	$65.3	$67.4
Buildings and leasehold improvements	101.2	100.5	5	-	40
Machinery, equipment and vehicles	3,295.8	3,022.4	2	-	20
Office equipment, furniture and internal-use software	375.9	349.2	3	-	7
Construction in progress	49.1	32.5
Total property and equipment	$3,887.3	$3,572.0
Less accumulated depreciation and amortization	(2,158.8)	(2,023.1)
Property and equipment, net	$1,728.5	$1,548.9
As of December 31, 2025 and 2024, the gross amount of capitalized internal-use software totaled $247.2 million and $228.2 million, respectively, and, net of accumulated amortization, totaled $54.0 million and $51.1 million, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $15.1 million, $7.0 million and $4.4 million as of December 31, 2025, 2024 and 2023, respectively.

Note 7 - Other Accrued Expenses
The following table provides details of other accrued expenses as of the dates indicated (in millions):

	December 31,
	2025	2024
Accrued project costs	$270.9	$218.9
Self-insurance and related liabilities (a)	81.9	66.9
Income, sales and other taxes	64.7	83.0
Other	123.3	86.2
Other accrued expenses	$540.8	$455.0
(a)    See Note 15 - Commitments and Contingencies for additional information on insurance reserves.
Note 8 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2025	2024
Senior credit facility:	June 26, 2030
Revolving loans		$118.0	$43.1
Term loan (a)		—	332.5
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	550.0
6.625% Senior Notes	August 15, 2029	72.3	71.6
2025 Term Loan Facility	June 26, 2028	600.0	—
Five-Year Term Loan Facility		—	285.0
Finance lease and other obligations		405.3	356.5
Total debt obligations		$2,345.6	$2,238.7
Less unamortized deferred financing costs		(14.9)	(14.6)
Total debt, net of deferred financing costs		$2,330.7	$2,224.1
Current portion of long-term debt		154.3	186.1
Long-term debt		$2,176.4	$2,038.0
(a)    The term loan was terminated and fully repaid as of the second quarter of 2025, pursuant to the terms of the amended and restated senior unsecured credit facility, as described below.
Senior Credit Facility
On June 26, 2025, the Company entered into an amended and restated five-year, senior unsecured credit facility (the “Credit Facility”) replacing the November 1, 2021 senior unsecured credit facility (“Existing Credit Agreement”) that would otherwise have terminated on November 1, 2026. The amendment, among other items, maintained revolving commitments of an aggregate amount of $1.9 billion, terminated the term loan under the Existing Credit Agreement, and extended the maturity of the senior unsecured credit facility from November 1, 2026 to June 26, 2030. The amendment also eliminated certain restrictions on the ability of the Company to make distributions or repurchase capital stock, the requirement of the Company to maintain a minimum consolidated interest coverage ratio and certain other negative covenants. All other material terms and conditions of the Credit Facility were substantially unchanged. The Credit Facility allows the Company to borrow up to an aggregate equivalent amount of $300 million in revolving advances in either Canadian dollars or Mexican pesos. The maximum amount available for letters of credit under the Credit Facility is $750 million, of which up to $250 million can be denominated in either Canadian dollars or Mexican pesos. The Credit Facility also provides for swing line loans of up to $125 million, and, subject to certain conditions, the Company has the option to increase revolving commitments as defined in the Credit Facility. Borrowings under the Credit Facility will be used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases. As of both December 31, 2025 and 2024, the fair value of the Credit Facility, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.

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
Revolving loans accrued interest at weighted average rates of approximately 4.56% and 4.97% per annum as of December 31, 2025 and 2024, respectively. Letters of credit of approximately $57.1 million and $64.3 million were issued as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, letter of credit fees accrued at 0.4375% and 0.5625% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.250% and 1.375% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation.
As of December 31, 2025 and 2024, availability for revolving loans totaled $1,724.9 million and $1,792.6 million, respectively, or up to $692.9 million and $585.7 million, respectively, for new letters of credit. As of December 31, 2025 and 2024, outstanding revolving borrowings denominated in foreign currencies totaled $43.0 million and $43.1 million, respectively, and accrued interest at a weighted average rate of approximately 3.81% and 4.97% per annum, respectively. Revolving loan borrowing capacity included $257.0 million and $256.9 million of availability in either Canadian dollars or Mexican pesos as of December 31, 2025 and 2024, respectively. The unused facility fee as of December 31, 2025 and 2024 accrued at rates of 0.175% and 0.200% per annum, respectively.
Other Credit Facilities. The Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2025 and 2024, letters of credit issued under this facility totaled $33.4 million and $17.4 million, respectively, which accrued fees at 0.50% and 0.75% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
4.500% Senior Notes
The Company has $600 million aggregate principal amount of senior unsecured notes due August 15, 2028, which bear interest at a rate of 4.500% (the “4.500% Senior Notes”), which were issued at par in a private offering. Interest on the 4.500% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. As of December 31, 2025 and 2024, the fair value of the Company’s 4.500% Senior Notes totaled approximately $595.7 million and $581.9 million, respectively.
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
5.900% Senior Notes
On June 10, 2024, the Company completed an offering of $550 million aggregate principal amount of 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”). Interest on the 5.900% Senior Notes is payable semiannually in arrears on June 15 and December 15 of each year. The 5.900% Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness. The 5.900% Senior Notes are effectively subordinated to all secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all of the obligations of the subsidiaries of the Company, including trade payables. Financing costs incurred in connection with the issuance of the 5.900% Senior Notes totaled approximately $5.9 million and are being amortized over the term of the 5.900% Senior Notes using the effective interest method. As of December 31, 2025 and 2024, the fair value of the Company’s 5.900% Senior Notes totaled approximately $574.1 million and $558.8 million, respectively.
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
The Company used a portion of the proceeds from the 5.900% Senior Notes offering in 2024 to purchase $203.7 million in aggregate principal amount of 6.625% IEA Senior Notes (as defined below). The remaining net proceeds, along with available cash, were used to repay the Company’s $400.0 million Three-Year Term Loan Facility. In connection with these transactions, the Company recorded a pre-tax debt extinguishment loss of approximately $11.3 million during the year ended December 31, 2024, which is separately presented within the Company’s consolidated statements of operations.
6.625% Senior Notes
The Company has $74.9 million aggregate principal amount of 6.625% senior unsecured notes due August 15, 2029 (the “6.625% Senior Notes”), with a carrying value of $72.3 million and $71.6 million as of December 31, 2025 and 2024, respectively. Interest on the 6.625% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 6.625% Senior Notes were previously composed of $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”).
Concurrently with the Company’s 2024 offering of the 5.900% Senior Notes, IEA Energy Services LLC (“IEA LLC”), a wholly-owned subsidiary of the Company, launched a tender offer and consent solicitation (the “IEA Tender”) for the 6.625% IEA Senior Notes due 2029. The Company used a portion of the proceeds from the 5.900% Senior Notes offering to purchase $203.7 million in aggregate principal amount of 6.625% IEA Senior Notes tendered at a price equal to 100.0% of the principal amount of the 6.625% IEA Senior Notes, plus accrued and unpaid interest to, but excluding, the payment date. In July 2024, subsequent to the IEA Tender, IEA LLC exercised its right under the indenture that governs the 6.625% IEA Senior Notes to redeem the remaining $21.4 million in aggregate principal amount of the 6.625% IEA Senior Notes at a price equal to 95.0% of the principal amount of the 6.625% IEA Senior Notes redeemed, which amount approximated their carrying value, plus accrued and unpaid interest to, but excluding, the redemption date. As of both December 31, 2025 and 2024, the fair value of the Company’s 6.625% Senior Notes approximated their carrying value.
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
2025 Term Loan Facility
On June 26, 2025, the Company entered into a new $600 million senior unsecured term loan agreement (the “2025 Term Loan Facility”). The 2025 Term Loan Facility will mature on June 26, 2028, and the loans thereunder are not subject to amortization and are not guaranteed or secured by any assets of the Company or any of its subsidiaries. As of December 31, 2025, the Company had $600 million outstanding under the 2025 Term Loan Facility. The fair value of the 2025 Term Loan Facility as of December 31, 2025, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value. Using the net proceeds from the 2025 Term Loan Facility, together with available cash, the Company repaid the $328.1 million term loan under the Existing Credit Agreement and the remaining $277.5 million of the Company’s unsecured five-year term loan (the “Five-Year Term Loan”) that would otherwise have matured on October 7, 2027.
Outstanding loans under the 2025 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the 2025 Term Loan Facility, plus a margin of 1.00% to 1.50%, or (b) a Base Rate, as defined below, plus a margin of up to 0.50%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the 2025 Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the 2025 Term Loan Facility, as of the most recent fiscal quarter. As of December 31, 2025, the 2025 Term Loan Facility accrued interest at a rate of 4.85%.
Five-Year Term Loan Facility
As described above, the Company used a portion of the net proceeds from the 2025 Term Loan Facility, together with available cash, to repay the remaining $277.5 million of the Five-Year Term Loan that would otherwise have matured on October 7, 2027.
Loss on Extinguishment of Debt
For the year ended December 31, 2024, the Company recognized a pre-tax debt extinguishment loss of approximately $11.3 million in connection with the repayment of the $203.7 million 6.625% IEA Senior Notes and $400.0 million Three-Year Term Loan Facility, which is separately presented within the Company’s consolidated statements of operations.

Debt Covenants
The Company’s Credit Facility and 2025 Term Loan Facility contain affirmative and negative covenants that, among other things, limit the Company’s ability to engage in certain activities, including, but not limited to, acquisitions, mergers and consolidations, debt incurrence, investments, asset sales and lien incurrence. In addition, the Credit Facility and 2025 Term Loan Facility provide for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies. The Credit Facility and 2025 Term Loan Facility require the Company to maintain a maximum Consolidated Leverage Ratio, as defined in the Credit Facility and 2025 Term Loan Facility, respectively, of not more than 3.50:1.00 as of the end of any fiscal quarter (except that, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $200 million occurs, such ratio is increased to 4.00:1.00 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters). For purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness, as defined in the Credit Facility and 2025 Term Loan Facility, respectively. Additionally, the Company’s Senior Notes are subject to customary provisions and covenants, as detailed above.
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both December 31, 2025 and 2024.
Additional Information
In connection with the amended and restated Credit Facility and the 2025 Term Loan Facility, deferred financing costs of $4.2 million and $1.2 million, respectively, were incurred and are being amortized over the respective terms of those instruments. Such amortization is included in interest expense, net in the consolidated statements of operations.
As of December 31, 2025 and 2024, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $16.0 million and $20.8 million, respectively.
Contractual Maturities of Debt
Contractual maturities of MasTec’s debt, which includes finance lease obligations, as of December 31, 2025 were as follows (in millions):

2026	$154.3
2027	108.0
2028	1,284.1
2029	668.5
2030	130.2
Thereafter	0.5
Total	$2,345.6
Note 9 – Lease Obligations
Finance Leases
The gross amount of assets held under finance leases as of December 31, 2025 and 2024 totaled $798.8 million and $713.9 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $560.1 million and $473.0 million as of December 31, 2025 and 2024, respectively. Depreciation expense associated with finance leases totaled $70.8 million, $81.7 million and $103.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Operating Leases
Operating lease additions for the years ended December 31, 2025, 2024 and 2023 totaled $241.4 million, $166.8 million and $224.6 million, respectively. Acquisition-related additions for the year ended December 31, 2025 were immaterial.
For the years ended December 31, 2025, 2024 and 2023, rent expense for leases that have terms in excess of one year totaled approximately $229.7 million, $195.8 million and $162.1 million, respectively, of which $20.8 million, $17.8 million and $15.8 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $686.9 million, $547.0 million and $608.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of December 31, 2025 were as follows (in millions):

	Finance Leases	Operating Leases
2026	$141.3	$195.3
2027	101.5	145.0
2028	74.7	94.6
2029	43.3	38.8
2030	11.2	12.7
Thereafter	—	28.2
Total minimum lease payments	$372.0	$514.6
Less amounts representing interest	(28.4)	(46.2)
Total lease obligations, net of interest	$343.6	$468.4
Less current portion	131.7	175.6
Long-term portion of lease obligations, net of interest	$211.9	$292.8
The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the dates indicated:

	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance leases	3.1	2.7
Operating leases	3.4	3.7
Weighted average discount rate:
Finance leases	4.9%	4.8%
Operating leases	5.2%	5.1%
Note 10 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Amended and Restated Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). In May 2024, MasTec’s shareholders approved amendments to the 2013 Incentive Plan and the 2011 ESPP, which included the authorization to issue an additional 1,200,000 shares under the 2013 Incentive Plan and 1,000,000 shares under the 2011 ESPP. The 2013 Incentive Plan permits a total of approximately 9,741,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 4,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2025, there were approximately 3,994,000 shares available for future grants.
Non-cash stock-based compensation expense under all plans totaled approximately $34.0 million, $32.7 million and $33.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Income tax benefits associated with stock-based compensation arrangements totaled approximately $14.7 million, $7.6 million and $17.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, including net tax benefits related to the vesting of share-based payment awards totaling approximately $8.8 million, $1.5 million and $11.0 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of December 31, 2025, total unearned compensation related to restricted shares was approximately $45.8 million, which amount is expected to be recognized over a weighted average period of approximately 1.9 years. The fair value of restricted shares that vested totaled approximately $73.1 million, $37.2 million and $98.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2023	1,505,996	$71.35
Granted	268,117	90.90
Vested	(344,304)	88.76
Canceled/forfeited	(298,789)	53.22
Non-vested restricted shares, as of December 31, 2024	1,131,020	$75.48
Granted	386,449	122.25
Vested	(424,650)	75.16
Canceled/forfeited	(54,041)	89.95
Non-vested restricted shares, as of December 31, 2025	1,038,778	$92.26
(a)    Includes 1,000 restricted stock units as of both December 31, 2024 and 2023.
Employee Stock Purchase Plans. For the years ended December 31, 2025, 2024 and 2023, 72,278 shares, 95,374 shares and 119,450 shares, respectively, were purchased by participants under the Company’s ESPPs for $10.3 million, $8.2 million and $8.5 million, respectively, which shares were delivered with shares reacquired by the Company on the open market. For the year ended December 31, 2025, compensation expense associated with the Company’s ESPPs totaled approximately $1.8 million, and for both the years ended December 31, 2024 and 2023, such compensation expense totaled approximately $1.5 million.
401(k) Plan. MasTec has a 401(k) plan covering all eligible employees, which allows participants to contribute up to 75% of their pre-tax annual compensation to the plan, subject to certain limitations. Company contributions under the plan are based upon a percentage of the employee’s salary, subject to certain limitations as defined by the plan. During the years ended December 31, 2025, 2024 and 2023, matching contributions totaled approximately $38.1 million, $35.3 million and $36.1 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to eligible highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. The Company also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $33.7 million and $29.0 million as of December 31, 2025 and 2024, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $36.8 million and $35.4 million as of December 31, 2025 and 2024, respectively.
Note 11 – Other Retirement Plans
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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators, as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) Year Ended December 31,				Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2025	2024	2023	Expiration Date of CBA	2025	As of		2024	As of		FIP/RP Status	Surcharge
National Electrical Benefit Fund	530181657	001	$19.8	$24.1	$18.3	Varies through 12/31/2030	Green	12/31/2024		Green	12/31/2023	(a)	NA	No
Central Pension Fund of the IUOE & Participating Employers	366052390	001	16.4	16.8	19.2	Varies through 3/31/2030	Green	1/31/2025	(a)	Green	1/31/2024	(a)	NA	No
Local Union No.9 IBEW and Outside Contractors Pension Fund	516077720	001	7.3	3.5	7.2	Varies through 5/25/2030	Green	10/31/2024	(a)	Green	10/31/2023	(a)	NA	No
IBEW Local 456 Pension Plan	226238995	001	6.3	3.9	3.1	12/21/2029	Green	12/31/2024	(a)	Green	12/31/2023	(a)	NA	No
NECA-IBEW Pension Trust Fund	516029903	001	4.9	0.7	0.6	Varies through 5/31/2028	Green	5/31/2024		Green	5/31/2023		NA	No
Pipeline Industry Pension Fund	736146433	001	4.4	3.8	6.0	Varies through 10/31/2026	Green	12/31/2024	(a)	Green	12/31/2023	(a)	NA	No
Central Laborers' Pension Fund	376052379	001	4.3	3.0	2.3	Varies through 4/30/2030	Green	12/31/2024	(a)	Yellow	12/31/2023	(b)	NA	No
Heavy & General Laborers' Local Unions 472 and 172 of New Jersey Pension Fund	226032103	001	3.6	3.5	3.7	Varies through 2/28/2027	Green	3/31/2025	(a)	Green	3/31/2024	(a)	NA	No
Indiana Laborers Pension Fund	356027150	001	3.2	1.1	1.2	Varies through 5/31/2027	Green	5/31/2025		Green	5/31/2024		NA	No
Chicago & Vicinity Laborers' District Council Pension Plan	362514514	002	2.9	2.0	1.4	Varies through 5/31/2028	Green	5/31/2024		Green	5/31/2023		NA	No
Midwest Operating Engineers Pension Trust Fund	366140097	001	2.8	1.7	2.7	Varies through 5/31/2028	Green	3/31/2025		Green	3/31/2024		NA	No
Construction Laborers Pension Trust for Southern California	436159056	001	2.6	2.6	2.9	Varies through 5/31/2028	Green	12/31/2024		Green	12/31/2023	(a)	NA	No
Fox Valley & Vicinity Laborers Pension Fund	366147409	001	1.9	1.2	1.3	5/31/2026	Green	5/31/2024	(a)	Green	5/31/2023	(a)	NA	No
Teamsters National Pipe Line Pension Plan	461102851	001	1.9	2.9	3.9	Varies through 6/30/2026	Green	12/31/2024	(a)	Green	12/31/2023	(a)	NA	No
Laborers' National Pension Fund	751280827	001	1.7	1.6	1.6	Varies through 11/30/2028	Red	12/31/2024		Red	12/31/2023		Implemented	No
Laborers' Local Union No.158 Pension Plan	236580323	001	1.6	1.1	1.2	Varies through 5/31/2027	Green	12/31/2024	(a)	Green	12/31/2023	(a)	NA	No
IBEW Local 1249 Pension Plan	156035161	001	1.4	3.2	3.4	Varies through 5/6/2029	Green	12/31/2024		Green	12/31/2023		NA	No
Carpenters Pension Fund of Illinois	366147396	001	1.2	1.3	0.9	4/30/2029	Green	12/31/2024		Green	12/31/2023		NA	No
San Diego County Construction Laborers' Pension Trust Fund	956090541	001	1.1	1.3	1.4	Varies through 6/30/2026	Green	8/31/2024	(a)	Green	8/31/2023	(a)	NA	No
Operating Engineers' Local 324 Pension Fund	381900637	001	1.1	0.5	0.6	5/31/2026	Red	4/30/2024		Red	4/30/2023		Implemented	No
Laborers District Council of Virginia Pension Plan	546117299	001	0.7	3.6	2.9	5/31/2026	Green	12/31/2024		Green	12/31/2023		NA	No
West Virginia Laborers' Pension Trust Fund	556026775	001	0.6	2.1	3.2	5/31/2026	Green	3/31/2025	(a)	Green	3/31/2024	(a)	NA	No
Other funds			27.6	23.1	29.4
Total multiemployer pension plan contributions			$119.3	$108.6	$118.4
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

The number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
Year Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2025	6,840	10,060	$119.3	$61.3	$180.6
2024	6,960	9,448	$108.6	$41.8	$150.4
2023	6,806	11,025	$118.4	$59.1	$177.5
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s acquisitions. For the years ended December 31, 2025, 2024 and 2023, multiemployer plan activity was driven primarily by project work within the Company’s Power Delivery and Pipeline Infrastructure operations. In 2023, multiemployer plan activity also included acquisition-related project work within the Company’s Clean Energy and Infrastructure operations.
Note 12 – Equity
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
For the year ended December 31, 2025, the Company repurchased 0.7 million shares of its common stock for an aggregate purchase price totaling $77.3 million, which completed the Company’s $150 million March 2020 share repurchase program during the second quarter of 2025. There were no share repurchases under the Company’s share repurchase program for either of the years ended December 31, 2024 or 2023. In May 2025, the Company’s Board of Directors authorized a new $250 million share repurchase program, for which the full amount remains available for future share repurchases as of December 31, 2025.
During the fourth quarter of 2024, the Company reissued approximately 0.1 million shares of its treasury stock with a cost basis of $3.1 million in settlement of certain Additional Payments in connection with the HMG acquisition. For additional information related to shares issued for acquisitions, see Note 2 - Earnings Per Share and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net.
Accumulated Other Comprehensive Loss
A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2025			2024			2023
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(53,607)	$12,760	$(40,847)	$(65,408)	$12,411	$(52,997)	$(67,103)	$16,148	$(50,955)
Unrealized gains (losses), net of tax	2,766	(5,952)	(3,186)	(2,949)	349	(2,600)	1,695	(3,737)	(2,042)
Consideration transferred in a foreign subsidiary	—	—	—	14,750	—	14,750	—	—	—
Balance as of December 31	$(50,841)	$6,808	$(44,033)	$(53,607)	$12,760	$(40,847)	$(65,408)	$12,411	$(52,997)
Unrealized foreign currency translation activity, net, for the three years in the period ended December 31, 2025 relates primarily to the Company’s activities in Canada and Mexico. Other unrealized activity within accumulated comprehensive loss for the three years in the period ended December 31, 2025 primarily relates to unrealized investment gains or losses associated with interest rate swaps for the Waha JVs. See Note 4 - Fair Value of Financial Instruments for additional information. Consideration transferred in a foreign subsidiary relates to the 40% equity interest of a MasTec subsidiary that was included as consideration transferred for a 2024 acquisition. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.

Note 13 – Income Taxes
The components of income or loss before income taxes for the periods indicated were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$516.5	$255.7	$(84.9)
Foreign	(1.1)	(4.7)	2.2
Total	$515.4	$251.0	$(82.7)
The provision for income taxes for the periods indicated were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(51.2)	$68.9	$90.2
Foreign	1.9	7.8	1.8
State and local	27.5	9.3	13.5
	$(21.8)	$86.0	$105.5
Deferred:
Federal	$143.3	$(26.2)	$(119.7)
Foreign	(9.7)	0.0	(0.1)
State and local	(18.4)	(8.3)	(21.1)
	$115.2	$(34.5)	$(140.9)
Provision for (benefit from) income taxes	$93.4	$51.5	$(35.4)
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 for income taxes paid, net of refunds, for the year ended December 31, 2025 (in millions):

Year ended December 31, 2025
Federal taxes	$25.0
State taxes
Virginia	3.8
Pennsylvania	2.5
Other state jurisdictions	10.7
Foreign taxes	2.4
Income taxes paid, net of refunds	$44.4
The following table presents income taxes paid, net of refunds, for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 (in millions):

	Years ended December 31,
	2024	2023
Income taxes paid, net of refunds	$44.0	$9.6

The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Accrued insurance	$66.7	$54.0
Operating loss carryforwards and tax credits	88.3	93.3
Compensation and benefits	47.5	45.1
Bad debt	4.3	4.6
Other	13.4	20.5
Capitalized expenses	43.2	332.6
Valuation allowance	(61.0)	(64.7)
Total deferred tax assets	$202.4	$485.4
Deferred tax liabilities:
Property and equipment	$323.2	$299.7
Goodwill	124.1	112.9
Other intangible assets	52.6	75.8
Gain on remeasurement of equity investee	7.2	7.3
Revenue recognition	26.8	203.0
Investments in unconsolidated entities	114.1	117.6
Other	32.6	31.9
Total deferred tax liabilities	$680.6	$848.2
Net deferred tax liabilities	$(478.2)	$(362.8)
In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of both December 31, 2025 and 2024 are related primarily to foreign and state net operating losses and deferred tax assets.
The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward from 5 years to indefinitely, depending on the jurisdiction, totaled approximately $25.9 million and $28.7 million as of December 31, 2025 and 2024, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $54.9 million and $56.0 million as of December 31, 2025 and 2024, respectively, and begin to expire in 2026. As of both December 31, 2025 and December 31, 2024, the Company had no deferred tax assets for its federal net operating loss carryforwards.
The Company is generally free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the move to a territorial tax system in connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”). The Company has generally not made a provision for income taxes on unremitted foreign earnings because such earnings are insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. statutory federal income tax rate related to pretax income to the effective amount and tax rate for the year ended December 31, 2025 (dollar amounts in millions):

	December 31, 2025
	Amount	Percent
U.S. statutory federal rate	$108.3	21.0%
State and local income tax, net of federal (national) income tax effect (a)	15.8	3.1
Foreign tax effects:
Canada
Changes in valuation allowances	(8.7)	(1.7)
Other	0.6	0.1
Other foreign jurisdictions	0.5	0.1
Tax credits:
Research and development credit	(20.4)	(4.0)
Other	(0.7)	(0.1)
Nontaxable or nondeductible items:
Nondeductible employee expenses	16.1	3.1
Other	(6.2)	(1.2)
Changes in unrecognized tax benefits	(11.4)	(2.2)
Other adjustments	(0.5)	(0.1)
Effective tax rate	$93.4	18.1%
(a)    While no state jurisdiction is individually material, California, Florida, Pennsylvania and Virginia made up the majority (greater than 50%) of the Company’s state taxes.
The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
U.S. statutory federal rate applied to pretax income	21.0%	21.0%
State and local income taxes, net of federal benefit	1.4	4.3
Foreign tax rate differential	0.2	(1.8)
Non-deductible expenses	5.6	(14.6)
Goodwill and intangible assets	0.0	1.8
Change in tax rate	(0.3)	(5.6)
Compensation and benefits	1.0	6.2
Non-controlling interest	(3.0)	0.7
Other	3.8	0.7
Tax credits	(10.0)	24.7
Stock basis adjustment	0.0	4.9
Valuation allowance for deferred tax assets	0.8	0.5
Effective income tax rate	20.5%	42.8%

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest and penalties, follows in the table below (in millions).

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$70.3	$60.9	$39.3
Additions based on tax positions related to the current year	13.9	15.5	16.6
Additions for tax positions of prior years	—	6.6	9.5
Reductions for tax positions of prior years	(2.7)	—	—
Settlements	(6.6)	—	—
Lapse of statute of limitations	(16.4)	(12.7)	(4.5)
Ending balance	$58.5	$70.3	$60.9
The Company classifies interest, penalties and recoveries related to uncertain tax positions as a component of income tax expense in the consolidated statements of operations. For the year ended December 31, 2025, interest and penalties totaled a benefit of approximately $2.5 million and for the years ended December 31, 2024 and 2023, totaled an expense of approximately $0.7 million and $2.6 million, respectively. Accrued interest and penalties related to uncertain tax positions were $5.3 million and $7.8 million as of December 31, 2025 and 2024, respectively. The effect on the Company’s tax rate if it were to recognize its gross unrecognized tax benefits as of December 31, 2025 approximates $63.8 million, including interest and penalties. While it is possible that there could be audit settlements and/or lapses in certain statutes of limitation relating to uncertain tax positions, management has determined that it is too difficult to predict the outcome of such matters.
The IRS has examined the Company’s federal income tax returns through 2017. Certain foreign and state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2025, the Company is no longer subject to state examinations by taxing authorities for years before 2020.
On July 4, 2025, new tax legislation was signed into law, known as the One Big Beautiful Bill Act (the “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the TCJA that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company incorporated the provisions of the new law in preparing its financial statements for the year ended December 31, 2025, which did not have a material impact on its effective annual tax rate.
Note 14 – Segments and Related Information
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications and digital infrastructure, primarily for wireless and wireline/fiber networks, data center buildout and interconnection, wireless integration and optimization and install-to-the-home services, as well as select utility infrastructure, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure services, including roads, bridges and rail; and environmental remediation services. The Power Delivery segment primarily serves the energy, utility and data center infrastructure industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas lines, power reserve and battery infrastructure, and distribution network systems, substations and grid modernization; emergency restoration services following natural disasters and accidents; and environmental planning and compliance services. The Pipeline Infrastructure segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, water and carbon capture sequestration pipelines, as well as pipeline integrity, including the repair of pipeline infrastructure and facilitating their safe use throughout their lifecycle, and other services for the energy and utilities industries. The Other segment includes certain equity investees, the services of which may vary from those provided by the Company’s primary segments, as well as other small business units with activities in certain international end-markets.
In the first quarter of 2025, the Company made changes to its Communications and Power Delivery segment structures to more closely align with the segments’ end markets and to better correspond with the operational management reporting structure of both segments. These changes included moving a component with utility operations previously reported in the Communications segment to the Power Delivery segment. These changes did not impact the Company’s consolidated financial statements, but did impact its reportable segments, including historical financial information. The segment data presented below have been recast for the historical periods to reflect these segment changes.
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

Eliminations between segments are separately presented. Corporate results include amounts related to corporate and administrative functions, such as treasury, legal and other professional activities, including certain settlements; changes in the fair value of Earn-outs, other liabilities and certain investments; acquisition-related transaction costs; and other discrete items, including certain integration activities and debt transaction costs. Segment results include certain allocations of centralized costs such as general liability, medical and workers’ compensation, and auto liability insurance and certain information technology and interest costs, as well as certain discrete items, including certain acquisition and business integration and/or streamlining costs. Income tax expense, which is recorded within Corporate results, is managed on a consolidated basis and is not allocated to the reportable segments.
EBITDA is the measure of profitability used by the Company’s CODM to manage its segments and for segment reporting purposes. As appropriate, the Company supplements the reporting of its consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is used to allocate resources, such as employees, financial and capital resources, for each segment and management monitors segment results compared to prior period, forecasted results and the annual plan. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of segment EBITDA to consolidated income (loss) before income taxes, all of which are presented in millions. The tables below, which may contain slight summation differences due to rounding, reflect certain financial data for each reportable segment and have been recast as described above.

Year Ended December 31,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2025:
Revenue (a)	$3,339.1	$4,699.6	$4,176.1	$2,137.8	$—	$(53.4)	$14,299.2
Costs of revenue, excluding depreciation and amortization	2,953.4	4,156.0	3,686.2	1,762.3	—	(53.2)	12,504.7
Other segment items (b)	76.2	195.0	151.1	57.6	(30.8)	(0.2)	448.9
EBITDA	$309.5	$348.6	$338.8	$317.9	$30.8	$—	$1,345.6

2024: (c)
Revenue (a)	$2,524.2	$4,092.1	$3,612.7	$2,133.6	$—	$(59.1)	$12,303.5
Costs of revenue, excluding depreciation and amortization	2,222.5	3,639.8	3,162.7	1,689.7	—	(59.0)	10,655.7
Other segment items (b)	81.6	195.3	148.7	54.5	(26.2)	(0.1)	453.7
EBITDA	$220.1	$257.0	$301.3	$389.4	$26.2	$—	$1,194.1

2023: (c)
Revenue (a)	$2,366.4	$3,962.0	$3,625.1	$2,072.8	$—	$(30.4)	$11,995.9
Costs of revenue, excluding depreciation and amortization	2,085.7	3,616.9	3,186.5	1,731.5	1.1	(29.9)	10,591.8
Other segment items (b)	101.7	212.7	140.6	56.9	(26.1)	(0.5)	485.3
EBITDA	$179.0	$132.4	$298.0	$284.4	$25.0	$—	$918.8
(a)    Total consolidated revenue equals total reportable segment revenue of $14,299.2 million, $12,303.5 million and $11,995.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, as there is no revenue recorded within Corporate results.
(b)    For each of the years ended December 31, 2025, 2024 and 2023, other segment items for each reportable segment includes general and administrative expenses, equity in earnings or losses of unconsolidated affiliates, net, and other income or expense, net.
(c)    Recast to reflect 2025 segment changes.

	Year Ended December 31,
Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes:	2025	2024	2023
Segment EBITDA	$1,345.6	$1,194.1	$918.8
Less:
Interest expense, net	173.0	193.3	234.4
Depreciation	295.9	366.8	433.9
Amortization	131.2	139.9	169.2
Corporate	230.2	243.3	163.9
Income (loss) before income taxes	$515.4	$251.0	$(82.7)
For the years ended December 31, 2025 and 2024, Corporate results included approximately $0.7 million and $10.7 million, respectively, of expenses related to changes in fair value of acquisition-related contingent items, and for the year ended December 31, 2023, such activity included income of approximately $13.9 million. In addition, for the year ended December 31, 2024, Corporate results included a loss on debt extinguishment of $11.3 million, and for the year ended December 31, 2023, Corporate results included fair value losses related to an investment of $0.2 million. For the year ended December 31, 2023, Communications, Clean Energy and Infrastructure, and Power Delivery EBITDA included $22.5 million, $37.1 million, and $8.5 million, respectively, of acquisition and integration costs related to certain transformative acquisitions, and Corporate results included $3.8 million of such costs. These acquisition and integration activities were completed in the fourth quarter of 2023.

	Year Ended December 31,
Depreciation and Amortization:	2025	2024	2023
Communications	$60.3	$74.4	$84.0
Clean Energy and Infrastructure	108.1	123.0	144.2
Power Delivery	142.3	170.2	211.7
Pipeline Infrastructure	107.4	128.8	152.9
Other	—	—	—
Corporate	9.0	10.2	10.4
Consolidated depreciation and amortization	$427.1	$506.6	$603.2

	As of December 31,
Assets:	2025	2024	2023
Communications	$1,962.3	$1,673.8	$1,729.1
Clean Energy and Infrastructure	2,816.6	2,706.4	2,978.8
Power Delivery	2,621.6	2,489.9	2,440.2
Pipeline Infrastructure	1,928.7	1,599.7	1,758.0
Other	364.0	318.2	305.0
Corporate	230.3	187.3	162.4
Consolidated assets	$9,923.5	$8,975.3	$9,373.5

	Year Ended December 31,
Capital Expenditures:	2025	2024	2023
Communications	$22.0	$16.8	$23.6
Clean Energy and Infrastructure	34.8	27.0	30.9
Power Delivery	78.7	72.7	56.7
Pipeline Infrastructure	100.2	27.5	76.0
Other	—	—	—
Corporate	24.3	4.9	5.7
Consolidated capital expenditures	$260.0	$148.9	$192.9
Foreign Operations. MasTec operates primarily within the United States and Canada. Revenue derived from foreign operations totaled $177.2 million, $93.3 million and $95.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Pipeline Infrastructure segment. Long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $23.0 million, $25.3 million and $17.5 million, as of December 31, 2025, 2024 and 2023, respectively, and intangible assets and goodwill, net, of $108.8 million as of both December 31, 2025 and 2024, and $32.6 million as of December 31, 2023. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of each of December 31, 2025, 2024 and 2023, amounts due from customers from which foreign revenue was derived accounted for approximately 1% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue.
Significant Customers. For the year ended December 31, 2025, AT&T represented approximately 10% of the Company’s total consolidated revenue. The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for maintenance services and construction/installation contracts for wireless and wireline, and for which the related revenue is included primarily within the Communications segment. No customer represented greater than 10% of the Company’s total consolidated revenue in either of the years ended December 31, 2024 and 2023. Revenue from governmental entities totaled approximately 13% of total revenue for both the years ended December 31, 2025 and 2024, and 11% for the year ended December 31, 2023, substantially all of which was derived from its U.S. operations.
Note 15 – Commitments and Contingencies
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its VIEs. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors, and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2025 and 2024, there were $90.5 million and $81.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2025 or 2024.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2025 and 2024, outstanding performance and payment bonds approximated $10.9 billion and $7.6 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $4.6 billion and $2.2 billion as of December 31, 2025 and 2024, respectively. Included in these balances as of December 31, 2025 and 2024 are $1.1 billion and $838.7 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of nine civil construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2025, the Company was not aware of material future claims against it in connection with these arrangements. For the year ended December 31, 2023 the Company provided $0.5 million of project-related financing to its contractual joint ventures, which amount was outstanding as of both the years ended December 31, 2025 and 2024.
One of the Company’s subsidiaries has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest, for which the related project was completed in 2022. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $9.7 million as of both December 31, 2025 and 2024, or approximately $7.1 million and $6.7 million, respectively. The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 16 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $3.3 million and $2.2 million as of December 31, 2025 and 2024, respectively, which amounts are generally not available for use in the Company’s other operations.

As of December 31, 2025 and 2024, MasTec’s estimated gross liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $306.8 million and $251.0 million, respectively, of which $224.9 million and $184.1 million, respectively, were reflected within other long-term liabilities, with the remainder reflected within other accrued expenses, in the consolidated balance sheets as of the respective periods. Related insurance recoveries/receivables totaled $25.2 million and $24.4 million as of December 31, 2025 and 2024, respectively, of which $22.4 million and $21.4 million was reflected within other long-term assets, with the remainder reflected within other current assets, in the consolidated balance sheets as of the respective periods. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $2.3 million and $4.7 million as of December 31, 2025 and 2024, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $7.4 million and $8.7 million as of December 31, 2025 and 2024, respectively. Outstanding surety bonds related to self-insurance programs amounted to $198.6 million and $196.3 million as of December 31, 2025 and 2024, respectively.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 11 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered MEPPs, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans.
The Company currently contributes, and in the past, has contributed, to plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of December 31, 2025, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the IEA acquisition in 2022, the Company assumed a multiemployer pension plan withdrawal liability, under which IEA was obligated to make monthly payments of approximately $10,000. As of December 31, 2024, the remaining obligation approximated $1.3 million, which the Company settled in January 2025 by issuing a lump-sum payment.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2025 and 2024, the Company had accrued project close-out liabilities of approximately $5 million and $20 million, respectively. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to market conditions, market uncertainty, including from economic downturns or other economic factors, including levels of inflation and rates of interest; supply chain disruptions; governmental and/or regulatory changes, including trade policies, governmental permitting, or from climate-related matters, or other factors affecting the industries in which the Company operates; changes in customers’ capital spending plans; the Company’s ability to manage projects effectively and in accordance with management’s estimates and resolution of unapproved change orders; risks related to the Company’s acquisitions, including acquisition integration and financing; availability of qualified employees; risks related to rapid technological changes or customer consolidation; competition; the nature of the Company’s contracts, which do not obligate its customers to undertake any infrastructure projects and may be canceled on short notice; customer disputes related to the performance of services; exposure to litigation; seasonality, adverse weather conditions and fluctuations in operational factors; potential exposure to environmental liabilities; exposure from system or information technology interruptions; recoverability of goodwill; collectibility of receivables; the adequacy of the Company’s reserves; public health matters; exposure related to strategic investments or foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors, including from current economic uncertainty. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; public and private energy providers, including renewable and other energy providers; pipeline operators; civil, transportation and industrial infrastructure providers; and

government entities. The industries served by MasTec’s customers include the communications, energy and utilities industries, including the power industry, among others.
The Company had approximately 1,800 customers for the year ended December 31, 2025. As of December 31, 2025, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2024, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position. For the years ended December 31, 2025, 2024 and 2023, the Company derived 34%, 35% and 38%, respectively, of its revenue from its top ten customers.
Note 16 – Related Party Transactions
The Company rents and leases equipment and purchases certain supplies and servicing from CCI, an entity in which Juan Carlos Mas, who is an immediate family member of the Company’s CEO and its Chairman of the Board, serves as the chairman. Additionally, a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners of CCI. For the years ended December 31, 2025, 2024 and 2023, MasTec paid CCI $6.4 million, $11.7 million and $7.3 million, respectively, for such services, and related amounts payable totaled approximately $0.8 million and $0.7 million as of December 31, 2025 and 2024, respectively. The Company also rents equipment to CCI and revenue from such rentals totaled approximately $0.3 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, and for the year ended December 31, 2023, there was no revenue from such arrangements.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2025, 2024 and 2023, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $3.5 million, $5.8 million and $8.7 million, respectively. Related amounts payable were immaterial as of both December 31, 2025 and 2024.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. For the years ended December 31, 2025, 2024 and 2023, MasTec paid approximately $5.6 million, $6.3 million and $2.7 million, respectively, related to this leasing arrangement.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium as well as utility and wireless infrastructure services. Construction services related to site preparation for a new soccer complex began in 2023. For the years ended December 31, 2025, 2024 and 2023, revenue under these arrangements totaled approximately $77.6 million, $24.9 million and $10.7 million, respectively, and related amounts receivable totaled approximately $37.5 million and $12.8 million as of December 31, 2025 and 2024, respectively. Payments for other expenses related to the Franchise totaled $1.0 million, $0.9 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
MasTec has an amended and restated split dollar life insurance agreement with (i) Jorge Mas, and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust (the “Jorge Mas trust”); and (ii) José R. Mas, and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust (the “José R. Mas trust”). The Company is the sole owner of each of the policies and is designated as the named fiduciary under each split dollar agreement, and the policies subject to the split dollar agreement may not be surrendered without the express written consent of the applicable trust. The total maximum face amount of the insurance policies subject to the split dollar agreements is capped at $200 million in the case of Jorge Mas and $75 million in the case of José R. Mas. Upon the death of the applicable executive or the survivor of the applicable executive and his wife, the Company is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy, excluding surrender charges or other similar charges or reductions, immediately before the triggering death. In addition, each executive is entitled to purchase the applicable policy under certain events, including a change in control of the Company. The Company paid approximately $0.4 million and $1.4 million, net, in connection with these agreements for the years ended December 31, 2024 and 2023, respectively. In 2025, no payments were made in connection with these agreements. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $27.5 million as of both December 31, 2025 and 2024.
In any given year, the Company may engage in certain transactions on behalf of or to former owners of acquired businesses (“former owners”) and/or entities in which members of subsidiary management have ownership or commercial interests (“related entities or entity”). A summary of these related party transactions for the years ended December 31, 2025, 2024 and 2023 is noted below.
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, related entities. For the years ended December 31, 2025, 2024 and 2023, payments to these related entities totaled approximately $36.0 million, $33.7 million and $42.5 million, respectively, and revenue from such arrangements totaled approximately $11.3 million, $18.4 million and $14.0 million, respectively. Payables associated with such arrangements totaled approximately $4.2 million and $2.8 million as of December 31, 2025 and 2024, respectively. As of both December 31, 2025 and 2024, accounts receivable, net, less deferred revenue related to these arrangements totaled a receivable of approximately $3.9 million.

The Company made advances of $0.3 million and $0.6 million on behalf of or to former owners during the years ended December 31, 2024 and 2023, respectively, which were obligated to be repaid under the provisions of the related purchase agreements. As of December 31, 2024, amounts receivable for such advances totaled approximately $0.2 million, which were repaid in 2025.
Additionally, the Company had certain arrangements with a related entity, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. This letter of credit was cancelled as of March 31, 2025. Income recognized in connection with these arrangements totaled approximately $0.2 million for the year ended December 31, 2025, and for both the years ended December 31, 2024 and 2023, totaled approximately $0.8 million. As of December 31, 2024, related amounts receivable totaled approximately $0.4 million, which were repaid in 2025.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries. The Company sold certain minority interests in these entities to members of management of a MasTec subsidiary for $7.1 million of notes receivable in a prior year. These notes, of which approximately $0.4 million and $3.2 million was outstanding as of December 31, 2025 and 2024, respectively, are recorded within other current or long-term assets, as appropriate, in the consolidated financial statements. The notes bear interest at a rate of 5.0% per annum. In 2023, the Company acquired the remaining 15% equity interests in one of its subsidiaries from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.

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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal control over financial reporting of four entities we acquired in 2025, related to a July and a November acquisition in our Communications segment, an August acquisition in our Pipeline Infrastructure segment, and a December acquisition in our Clean Energy and Infrastructure segment. These acquisitions are included in the 2025 consolidated financial statements in this Form 10-K. Collectively, these four acquisitions’ total assets constituted approximately 2% of the Company’s total assets as of December 31, 2025 and less than 1% of the Company’s revenue for the year then ended.
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2025 and has expressed an unqualified opinion thereon, as stated in their report that is included in Item 8.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information about directors, executive officers and corporate governance required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Shareholders.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2025, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	3,994,019	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		3,994,019
(1)Under the 2013 Incentive Plan, 2,029,278 shares were available for issuance as of December 31, 2025. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 1,089,816 shares and 874,925 shares, respectively, were available for issuance as of December 31, 2025.
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Shareholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:
(a)    1.    Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 52 through 97.
2.    Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.
Exhibit Index

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc., filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

10.19*+	Form of Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan
10.20*+	Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan
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

10.23
Term Loan Agreement, dated as of June 26, 2025, by and among MasTec, Inc. and MasTec North America, Inc., as Borrowers, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 27, 2025 and incorporated by reference herein.

16.1	Letter from BDO USA, P.C., dated March 7, 2024, filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 8, 2024 and incorporated by reference herein.
19.1	Policy Regarding Insider Trading, filed as Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on February 28, 2025 and incorporated by reference herein.
21.1*	Subsidiaries of MasTec, Inc.
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of Deloitte & Touche LLP
23.3*	Consent of PricewaterhouseCoopers LLP
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
97.1	Policy Regarding the Mandatory Recovery of Compensation, filed as Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on March 1, 2024 and incorporated by reference herein.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
(1)    SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions	(Deductions)		Balance at End of Period
Year ended December 31, 2025
Allowance for credit losses	$19.1	$2.4	(a)	$—	$(3.6)	(b)	$17.9
Allowance for unbilled receivables and project close-out liabilities	64.4	8.5	(a)	—	(32.7)	(b)	40.2
Valuation allowance for deferred tax assets	64.7	5.2	(c)	—	(8.9)	(d)	61.0
Total	$148.2	$16.1		$—	$(45.2)		$119.1
Year ended December 31, 2024
Allowance for credit losses	$15.1	$9.9	(a)	$—	$(5.9)	(b)	$19.1
Allowance for unbilled receivables and project close-out liabilities	83.0	8.6	(a)	—	(27.2)	(b)	64.4
Valuation allowance for deferred tax assets	60.4	9.6	(c)	—	(5.3)	(d)	64.7
Total	$158.5	$28.1		$—	$(38.4)		$148.2
Year ended December 31, 2023
Allowance for credit losses	$8.4	$12.7	(a)	$—	$(6.0)	(b)	$15.1
Allowance for unbilled receivables and project close-out liabilities	117.0	34.0	(a)	—	(68.0)	(b)	83.0
Valuation allowance for deferred tax assets	87.6	2.8	(c)	—	(30.0)	(d)	60.4
Total	$213.0	$49.5		$—	$(104.0)		$158.5

(a)    Provisions for receivables and project close-out liabilities.
(b)    Write-offs of and reversals for receivables and project close-out liabilities.
(c)    Additions related to federal, foreign and state attributes.
(d)    Deductions related to federal, foreign and state attributes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 26, 2026.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL DIMARCO
Paul DiMarco
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

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