Form 10-Q
period 2026-06-30
MASTEC INC
filed 2026-07-30
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of July 27, 2026, MasTec, Inc. had 80,304,948 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2026

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$4,373,554	$3,544,705	$8,202,355	$6,392,423
Costs of revenue, excluding depreciation and amortization	3,817,270	3,109,163	7,168,167	5,645,782
Depreciation	86,096	69,934	169,377	146,159
Amortization of intangible assets	37,516	32,687	76,130	65,323
General and administrative expenses	206,470	174,819	420,677	340,868
Operating income	$226,202	$158,102	$368,004	$194,291
Interest expense, net	47,166	43,852	90,627	82,893
Equity in earnings of unconsolidated affiliates, net	(10,285)	(7,043)	(6,700)	(17,356)
Other (income) expense, net	(4,412)	500	(1,108)	(983)
Income before income taxes	$193,733	$120,793	$285,185	$129,737
Provision for income taxes	(47,995)	(30,660)	(69,784)	(27,276)
Net income	$145,738	$90,133	$215,401	$102,461
Net income attributable to non-controlling interests	15,621	4,367	24,444	6,792
Net income attributable to MasTec, Inc.	$130,117	$85,766	$190,957	$95,669

Earnings per share (Note 2):
Basic earnings per share	$1.67	$1.10	$2.45	$1.23
Basic weighted average common shares outstanding	78,078	77,684	78,014	77,937

Diluted earnings per share	$1.65	$1.09	$2.42	$1.21
Diluted weighted average common shares outstanding	78,870	78,521	78,808	78,750

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$145,738	$90,133	$215,401	$102,461
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(1,343)	4,483	(2,350)	4,530
Unrealized gains (losses) on investment activity	610	(1,622)	430	(4,725)
Comprehensive income	$145,005	$92,994	$213,481	$102,266

Net income attributable to non-controlling interests	15,621	4,367	24,444	6,792
Foreign currency translation losses attributable to non-controlling interests	(563)	(5,094)	(968)	(5,094)
Comprehensive income (loss) attributable to non-controlling interests	$15,058	$(727)	$23,476	$1,698

Comprehensive income attributable to MasTec, Inc.	$129,947	$93,721	$190,005	$100,568

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$315,641	$396,030
Accounts receivable, net of allowance	1,744,093	1,540,263
Contract assets	2,484,389	2,001,913
Inventories, net	113,597	112,465
Prepaid expenses	151,107	183,575
Other current assets	129,992	94,833
Total current assets	$4,938,819	$4,329,079
Property and equipment, net	1,915,837	1,728,470
Operating lease right-of-use assets	483,182	457,270
Goodwill, net	2,359,649	2,248,992
Other intangible assets, net	729,958	656,248
Other long-term assets	498,049	503,483
Total assets	$10,925,494	$9,923,542
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$166,396	$154,311
Current portion of operating lease liabilities	181,167	175,649
Accounts payable	1,472,661	1,280,897
Accrued salaries and wages	302,098	248,266
Other accrued expenses	528,026	540,778
Contract liabilities	760,912	747,730
Other current liabilities	117,689	123,414
Total current liabilities	$3,528,949	$3,271,045
Long-term debt, including finance leases	2,573,839	2,176,372
Long-term operating lease liabilities	314,049	292,839
Deferred income taxes	514,957	478,156
Other long-term liabilities	393,717	370,609
Total liabilities	$7,325,511	$6,589,021
Commitments and contingencies (Note 13)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,442,020 and 99,319,916 (including 1,025,810 and 1,038,778 of unvested stock awards) as of June 30, 2026 and December 31, 2025, respectively	9,945	9,932
Capital surplus	1,345,131	1,319,920
Retained earnings	2,898,580	2,707,623
Accumulated other comprehensive loss	(44,985)	(44,033)
Treasury stock, at cost: 20,354,737 and 20,422,329 shares as of June 30, 2026 and December 31, 2025, respectively	(731,703)	(734,133)
Total MasTec, Inc. shareholders’ equity	$3,476,968	$3,259,309
Non-controlling interests	$123,015	$75,212
Total equity	$3,599,983	$3,334,521
Total liabilities and equity	$10,925,494	$9,923,542

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Three Months Ended June 30, 2026
Balance as of March 31, 2026	99,435,573	$9,944	(20,422,329)	$(734,133)	$1,309,904	$2,768,463	$(44,815)	$3,309,363	$120,571	$3,429,934
Net income						130,117		130,117	15,621	145,738
Other comprehensive loss							(170)	(170)	(563)	(733)
Non-cash stock-based compensation					11,498			11,498		11,498
Issuance of restricted shares, net	6,526	1			(1)			—		—
Shares withheld for taxes, net of other stock issuances	(79)	—			(33)			(33)		(33)
Issuance of shares in connection with acquisitions			67,592	2,430	23,763			26,193		26,193
Distributions to non-controlling interests								—	(12,614)	(12,614)
Balance as of June 30, 2026	99,442,020	$9,945	(20,354,737)	$(731,703)	$1,345,131	$2,898,580	$(44,985)	$3,476,968	$123,015	$3,599,983

Three Months Ended June 30, 2025
Balance as of March 31, 2025	99,325,262	$9,932	(20,052,361)	$(693,880)	$1,293,708	$2,318,484	$(43,903)	$2,884,341	$70,918	$2,955,259
Net income						85,766		85,766	4,367	90,133
Other comprehensive income (loss)							7,955	7,955	(5,094)	2,861
Non-cash stock-based compensation					9,371			9,371		9,371
Issuance of restricted shares, net	10,812	1			(1)			—		—
Shares withheld for taxes, net of other stock issuances	(217)	—			(33)			(33)		(33)
Acquisition of treasury stock, at cost			(369,968)	(40,253)				(40,253)		(40,253)
Distributions to non-controlling interests								—	(2,973)	(2,973)
Balance as of June 30, 2025	99,335,857	$9,933	(20,422,329)	$(734,133)	$1,303,045	$2,404,250	$(35,948)	$2,947,147	$67,218	$3,014,365

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2026
Balance as of December 31, 2025	99,319,916	$9,932	(20,422,329)	$(734,133)	$1,319,920	$2,707,623	$(44,033)	$3,259,309	$75,212	$3,334,521
Net income						190,957		190,957	24,444	215,401
Other comprehensive loss							(952)	(952)	(968)	(1,920)
Non-cash stock-based compensation					19,750			19,750		19,750
Issuance of restricted shares, net	183,496	19			(19)			—		—
Shares withheld for taxes, net of other stock issuances	(61,392)	(6)			(18,283)			(18,289)		(18,289)
Issuance of shares in connection with acquisitions			67,592	2,430	23,763			26,193		26,193
Distributions to non-controlling interests								—	(17,479)	(17,479)
Non-controlling interests assumed related to acquisitions								—	41,806	41,806
Balance as of June 30, 2026	99,442,020	$9,945	(20,354,737)	$(731,703)	$1,345,131	$2,898,580	$(44,985)	$3,476,968	$123,015	$3,599,983

Six Months Ended June 30, 2025
Balance as of December 31, 2024	99,029,011	$9,903	(19,719,796)	$(656,807)	$1,291,027	$2,308,581	$(40,847)	$2,911,857	$75,486	$2,987,343
Net income						95,669		95,669	6,792	102,461
Other comprehensive income (loss)							4,899	4,899	(5,094)	(195)
Non-cash stock-based compensation					16,314			16,314		16,314
Issuance of restricted shares, net	345,431	34			(34)			—		—
Shares withheld for taxes, net of other stock issuances	(38,585)	(4)			(4,262)			(4,266)		(4,266)
Acquisition of treasury stock, at cost			(702,533)	(77,326)				(77,326)		(77,326)
Distributions to non-controlling interests, net								—	(9,966)	(9,966)
Balance as of June 30, 2025	99,335,857	$9,933	(20,422,329)	$(734,133)	$1,303,045	$2,404,250	$(35,948)	$2,947,147	$67,218	$3,014,365

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$215,401	$102,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169,377	146,159
Amortization of intangible assets	76,130	65,323
Non-cash stock-based compensation expense	19,750	16,314
Benefit from deferred income taxes	(5,757)	(26,224)
Equity in earnings of unconsolidated affiliates, net	(14,573)	(17,356)
Impairments of equity method investments	7,873	—
Gains on sales and impairments of assets, net	(16,598)	(8,831)
Non-cash interest expense, net	1,646	2,545
Other non-cash items, net	(60)	(129)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(143,611)	(41,145)
Contract assets	(463,079)	(240,582)
Inventories	182	(4,035)
Other assets, current and long-term portion	29,296	(17,635)
Accounts payable and accrued expenses	198,515	140,518
Contract liabilities	(11,255)	(37,550)
Other liabilities, current and long-term portion	57,085	4,178
Net cash provided by operating activities	$120,322	$84,011
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(266,852)	(7,246)
Capital expenditures	(188,312)	(111,076)
Proceeds from sales of property and equipment	20,361	26,659
Payments for other investments	(4,000)	—
Proceeds from other investments	16,362	2,650
Other investing activities, net	(3,467)	2,360
Net cash used in investing activities	$(425,908)	$(86,653)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	3,177,258	2,876,247
Repayments of credit facilities and term loans	(2,817,710)	(2,892,143)
Payments of finance lease obligations	(79,710)	(77,682)
Repurchases of common stock	—	(77,326)
Payments of acquisition-related contingent consideration	(11,368)	(11,873)
Payments for acquisition-related contingent assets	(8,952)	—
Payments to non-controlling interests, including acquisition of interests and distributions	(17,479)	(9,966)
Payments for stock-based awards	(18,289)	(4,796)
Other financing activities, net	1,568	(9,735)
Net cash provided by (used in) financing activities	$225,318	$(207,274)
Effect of currency translation on cash	(121)	1,065
Net decrease in cash and cash equivalents	$(80,389)	$(208,851)
Cash and cash equivalents - beginning of period	$396,030	$399,903
Cash and cash equivalents - end of period	$315,641	$191,052

Supplemental cash flow information:
Interest paid	$90,695	$87,830
Income tax (refunds) payments, net	$(12,281)	$33,913
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$125,551	$132,200

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
In July 2026, MasTec completed the acquisition of Electrical Specialists, Inc., d/b/a The Superior Group (“Superior”), a premier full-service electrical contractor focused on critical infrastructure. Superior is a recognized leader in building data center infrastructure while serving a diverse range of end markets including healthcare, entertainment and industrial. The Company expects to include Superior within its Power Delivery segment. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
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
When appropriate, prior year amounts are reclassified to conform with the current period presentation. Beginning in 2026, certain reclassifications were made to the consolidated statements of operations. The Company now presents a separate “Operating income” subtotal on the consolidated statements of operations, which is common practice within the Company’s industry and enhances comparability with the Company’s peers. Additionally, changes in fair value of acquisition-related contingent items, which are composed of earn-outs and additional payments in connection with prior year acquisitions, have been reclassified from Other (income) expense, net to General and administrative expenses. Previously reported periods have been reclassified to conform to the current period presentation. These changes in presentation did not impact previously reported Income before income taxes or Net income, and did not change how the Company evaluates its performance.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 40% of consolidated revenue for both the three and six months ended June 30, 2026, and totaled approximately 45% and 46% for the three and six months ended June 30, 2025, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% and 1% of consolidated revenue for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately 2% for both the six months ended June 30, 2026 and 2025.
The total transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method are based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated. For both the six months ended June 30, 2026 and 2025, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2025 and 2024, respectively. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods positively affected revenue by approximately 0.7% for both the three and six months ended June 30, 2026, and such net changes positively affected revenue by approximately 0.9% and 1.3% for the three and six months ended June 30, 2025, respectively.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of June 30, 2026, the amount of the Company’s remaining performance obligations was $16.3 billion. Based on current expectations, the Company anticipates it will recognize approximately $6.6 billion, or 40.5%, of its remaining performance obligations as revenue during 2026, with the majority of the remaining balance expected to be recognized over the subsequent two year period.
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
As of June 30, 2026 and December 31, 2025, the Company’s contract transaction prices included approximately $265 million and $229 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both June 30, 2026 and December 31, 2025, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.

Supplier Financing Program
The Company has provided certain of its suppliers with access to a supplier finance program administered through a third party, which facilitates participating suppliers’ ability to finance payments due from the Company through third-party financial institutions. Participating suppliers may, at their sole discretion, receive payment of the Company’s obligation prior to the scheduled due dates, at a discounted price from the third party. The Company agrees to pay the financial institution the stated amount generally within 60 days of receipt of the invoice. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. The Company does not have pledged assets or other guarantees under the program. As of June 30, 2026 and December 31, 2025, the outstanding payment obligations under the Company’s supplier finance program totaled approximately $137.3 million and $125.6 million, respectively, which amounts are recorded within accounts payable in the consolidated balance sheets. The associated payments are included within operating activities in the consolidated statements of cash flows.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to MasTec:
Net income - basic and diluted	$130,117	$85,766	$190,957	$95,669
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,078	77,684	78,014	77,937
Dilutive common stock equivalents (a)	792	837	794	813
Weighted average shares outstanding - diluted	78,870	78,521	78,808	78,750
(a)For the three months ended June 30, 2026 and 2025, anti-dilutive common stock equivalents totaled approximately 400 and 4,000, respectively, and for the six months ended June 30, 2026 and 2025, such shares totaled approximately 112,000 and 208,000, respectively.
Share Repurchases. There were no share repurchases under the Company’s share repurchase program for the six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company repurchased 369,968 and 702,533 shares of its common stock, respectively, the effect of which on the Company’s weighted average shares outstanding was a reduction of approximately 630,000 and 372,000 shares for the respective periods. See Note 10 – Stockholders' Equity for details of the Company’s share repurchase transactions.
Shares Issued for Acquisitions. The Company has issued shares of its common stock in connection with certain acquisitions. During the quarter ended June 30, 2026, the Company issued 67,592 shares in connection with certain additional payments made to the sellers in the 2021 acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”). Additionally, in connection with the July 2026 acquisition of Superior, the Company issued 1,219,498 shares of its common stock issued from its treasury shares. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the period indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total Goodwill
Goodwill, gross, as of December 31, 2025	$557.0	$767.5	$397.2	$642.6	$2,364.3
Accumulated impairment loss (a)	—	—	—	(115.3)	(115.3)
Goodwill, net, as of December 31, 2025	$557.0	$767.5	$397.2	$527.3	$2,249.0
Additions from new business combinations	6.2	97.7	—	—	103.9
Measurement period adjustments (b)	(0.9)	10.0	—	—	9.1
Currency translation adjustments	—	—	—	(2.4)	(2.4)
Goodwill, net, as of June 30, 2026	$562.3	$875.2	$397.2	$524.9	$2,359.6
(a)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
(b)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the six months ended June 30, 2026 were primarily the result of net working capital and valuation adjustments.

The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names	Other (a)	Total
Other intangible assets, gross, as of December 31, 2025	$1,113.2	$228.3	$80.0	$1,421.5
Accumulated amortization	(628.8)	(83.7)	(52.8)	(765.3)
Other intangible assets, net, as of December 31, 2025	$484.4	$144.6	$27.2	$656.2
Additions from new business combinations	145.7	2.8	4.0	152.5
Measurement period adjustments (b)	(1.5)	—	—	(1.5)
Currency translation adjustments	(0.7)	(0.1)	(0.3)	(1.1)
Amortization expense	(63.1)	(10.3)	(2.7)	(76.1)
Other intangible assets, net, as of June 30, 2026	$564.8	$137.0	$28.2	$730.0
(a)Consists principally of pre-qualifications, intellectual property and non-compete agreements. Additions for the six months ended June 30, 2026 related to the first quarter asset acquisition included within the Company’s Pipeline Infrastructure segment.
(b)Represents adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the six months ended June 30, 2026 relate primarily to decreases in amortizing intangible assets resulting from valuation adjustments.
During the three months ended June 30, 2026, no events occurred that would indicate it was more likely than not that a goodwill impairment exists.
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
2026 Acquisitions. Effective in January 2026, MasTec acquired 86% of the equity interests of McKee Utility Contractors, LLC (“McKee”), an infrastructure services company that specializes in water and wastewater distribution networks in the south central region of the United States, which is included within the Company’s Clean Energy and Infrastructure segment. MasTec has the option to acquire the remaining noncontrolling interest in the entity following the third anniversary of the consummation date. The aggregate purchase price consisted of $262 million in cash, subject to certain working capital and other contractually agreed-upon adjustments.

The following table summarizes, as of June 30, 2026, the estimated fair values of the consideration paid, net assets acquired, and non-controlling interest assumed for the Company’s acquisition of McKee (in millions):

Acquisition consideration:	Total
Cash paid	$262.4
Less: cash acquired	(24.8)
Total consideration paid, net	$237.6

Assets acquired and liabilities assumed:
Accounts receivable and contract assets	$79.7
Prepaid expenses	14.7
Property and equipment	42.1
Long-term assets, primarily operating lease right-of-use assets	2.2
Amortizing intangible assets	141.5
Accounts payable	(30.0)
Contract liabilities	(22.9)
Other accrued expenses	(2.6)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(45.9)
Total identifiable net assets, excluding cash	$178.9

Goodwill	100.5
Total net assets, excluding cash	$279.4

Less: non-controlling interest	(41.8)

Total net assets acquired	$237.6
Amortizing intangible assets related to the McKee acquisition are primarily composed of customer relationships, and, to a lesser extent, backlog and trade names. Customer relationships and backlog intangible assets of McKee, in the aggregate, totaled approximately $139 million and each had a weighted average life of approximately 13 years and 2 years, respectively. Customer relationships are based on operational history and the nature of customers, which are primarily municipalities and utility customers, and backlog is based on estimated cash flows expected to be derived from future work on acquired contracts with customers. The fair values of the customer relationships and acquired backlog intangible assets were determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected operating cash flows generated by the intangible asset after considering the cost to realize revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. The significant assumptions used by the Company in determining the fair value of customer relationships intangible assets include future revenues, margins, discount rates, and customer attrition rates. The weighted average life of amortizing intangible assets in the aggregate for the McKee acquisition was 10 years. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The preliminary fair value of the noncontrolling interest of McKee was estimated based on the price MasTec paid for its 86% controlling interest.
Additionally, effective in June 2026, MasTec acquired all of the equity interests of a fiber optic repair and telecommunications company, which is included within the Company’s Communications segment. The aggregate purchase price of this acquisition consisted of approximately $12 million in cash, net of cash acquired, and a three-year earn-out liability. The cash consideration was payable as of June 30, 2026, and was paid in July 2026.
Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC Topic 805, Business Combinations (“ASC 805”), was preliminary as of June 30, 2026; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuations and complete the purchase price consideration allocations no later than one year from the acquisition dates. As of June 30, 2026, $6 million of the goodwill balance related to these acquisitions is expected to be tax deductible.
Additionally, effective in March 2026, MasTec acquired certain of the assets of an equipment company for an aggregate purchase price of approximately $20 million, which is accounted for as an asset acquisition under ASC 805 and included within the Company’s Pipeline Infrastructure segment.

Q3 2026 Acquisitions. In July 2026, MasTec acquired all of the equity interests of Superior, a premier full-service electrical contractor focused on critical infrastructure, which the Company expects to include within its Power Delivery segment. Superior is a recognized leader in building data center infrastructure while serving a diverse range of end markets including healthcare, entertainment and industrial. The aggregate purchase price of the acquisition, excluding cash acquired and subject to certain adjustments, was approximately $1.6 billion, consisting of approximately $1.2 billion in cash and 1,219,498 shares of MasTec common stock issued from its treasury shares, which had a fair value of $410.5 million as of the acquisition date. Additionally, the acquisition included an earn-out arrangement under which additional consideration may be payable based on the achievement of certain financial performance targets over a three-year period. The cash portion of the acquisition was funded with a combination of cash on hand, and borrowings under the Company’s amended Credit Facility and a new unsecured delayed draw term loan facility. See Note 8 – Debt. The Company accounted for the acquisition of the ownership interests of Superior as business combination in accordance with ASC 805 and will consolidate the results of this entity in its consolidated financial statements. The final consideration amount for this acquisition remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, the Company is in the process of performing procedures to determine the consideration and fair value of the assets acquired and liabilities assumed in connection with this acquisition, including the fair value assessment of the earn-out liability, and will include the preliminary purchase price allocation in its Quarterly Report on Form 10-Q for the period ending September 30, 2026.
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
The aggregate purchase price of the Company’s 2025 acquisitions was composed of approximately $87 million in cash, net of cash acquired, and a five year earn-out liability valued at approximately $13 million with respect to one of such acquisitions. Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, was preliminary as of June 30, 2026; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date. As of June 30, 2026, the remaining potential undiscounted earn-out liabilities for the 2025 acquisitions was estimated to be up to $20 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $35 million of the goodwill balance related to the 2025 acquisitions is expected to be tax deductible as of June 30, 2026.
HMG Additional Payments. The purchase agreement in connection with the 2021 acquisition of HMG provided for certain additional payments to be made to the sellers if certain receivables are collected by the Company (the “Additional Payments”). As of December 31, 2025, the estimated fair value of remaining Additional Payments totaled $17.8 million, which was included within other current liabilities in the consolidated balance sheets. During the six months ended June 30, 2026, the Company collected the remaining receivables subject to the Additional Payments, including the $3.9 million collected during the first quarter of 2026. As a result, a final Additional Payment of $35.1 million was made in May 2026, consisting of approximately $8.9 million in cash, which is reflected within financing activities in the consolidated statement of cash flows, and 67,592 shares of MasTec common stock. For the three and six months ended June 30, 2026, the Company recorded fair value adjustments totaling expenses of $4.4 million and $13.4 million, respectively, and for the six months ended June 30, 2025, such adjustments totaled an expense of $1.7 million, which are recorded within general and administrative expenses.
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
The following table provides unaudited supplemental pro forma results for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$4,375.0	$3,686.6	$8,206.1	$6,632.6
Net income	147.7	96.2	219.5	101.3

Acquisition-related results. The Company defines “acquisition-related” results as results from acquired businesses for the first twelve months following the dates of the respective acquisitions. For the three and six months ended June 30, 2026, the Company’s consolidated results of operations included acquisition-related revenue of approximately $195.1 million and $363.7 million, respectively. Acquisition-related net income for the three months ended June 30, 2026 was immaterial, and for the six months ended June 30, 2026 totaled approximately $4.5 million, based on the Company’s consolidated effective tax rate. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs.
Revenue and net income from the Company’s 2026 acquisitions included within the Company’s consolidated results of operations for the three months ended June 30, 2026 were $72.0 million and $2.9 million, respectively, and $133.2 million and $5.4 million for the six months ended June 30, 2026, respectively. Acquisition costs incurred for acquisitions completed in 2026 were $1.9 million for the six months ended June 30, 2026.
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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 11.0% as of June 30, 2026, and probability-weighted projections of Earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of June 30, 2026, the range of potential undiscounted Earn-out liabilities was estimated to be between $9 million and $69 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations, changes in the expected fair value of future payment obligations, and payments. The following table, which may contain slight summation differences due to rounding, provides a reconciliation of changes in Earn-out liabilities measured at fair value for the periods indicated (in millions):

	Six Months Ended June 30,
	2026	2025
Balance as of beginning of period (a)	$72.6	$112.7
Additions	0.6	—
Fair value adjustments (b)	5.5	(3.7)
Payments	(21.3)	(19.2)
Balance as of end of period (a)	$57.4	$89.8
(a)Earn-out liabilities included within other current liabilities totaled approximately $23.6 million and $28.2 million as of June 30, 2026 and December 31, 2025, respectively.
(b)For the six months ended June 30, 2026, fair value adjustments related primarily to increases within the Pipeline Infrastructure segment. For the six months ended June 30, 2025, fair value adjustments related primarily to decreases within the Power Delivery segment, which were partially offset by increases primarily within the Pipeline Infrastructure segment.
Equity Investments
The Company’s equity investments as of June 30, 2026 include the Company’s: (i) 33% equity interests in Trans-Pecos Pipeline, LLC and Comanche Trail Pipeline, LLC, collectively “Waha JVs”; (ii) interests in certain proportionately consolidated non-controlled joint ventures; and (iii) certain other equity investments. As of June 30, 2026 and December 31, 2025, the aggregate carrying value of the Company’s equity investments, which are recorded within other long-term assets in the consolidated balance sheets, totaled approximately $367 million and $377 million, respectively. During the first quarter of 2026, the Company sold its 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”) for approximately $17 million, resulting in an immaterial gain.

Except for an investment for which the Company recorded an other-than-temporary impairment loss of $7.9 million, included within equity in earnings of unconsolidated affiliates, net, in the first quarter of 2026, there were no impairments related to these investments in either of the three or six months ended June 30, 2026 or 2025.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure in the U.S. that transports natural gas to the Mexico border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $156 million as of June 30, 2026. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $299 million and $290 million as of June 30, 2026 and December 31, 2025, respectively. The table below reflects the investment activity of the Waha JVs for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity in earnings (a)	$10.8	$7.8	$15.6	$16.0
Distributions of earnings (b)	3.1	6.1	6.8	9.8
(a)Equity in earnings related to the Company’s proportionate share of income from the Waha JVs is included within the Company’s Other segment.
(b)Distributions of earnings from the Waha JVs are included within operating cash flows.
Other Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments. The Company made no equity contributions to, nor received any distributions from, these other entities for the six months ended June 30, 2026 or 2025. The Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and totaled approximately $0.6 million and $2.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, related amounts payable to these entities totaled approximately $0.1 million and $0.3 million, respectively. As of June 30, 2026 and December 31, 2025, receivables related to these arrangements totaled approximately $0.2 million and $4.0 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of June 30, 2026, management determined that the Company is the primary beneficiary of two of its VIEs, which include an electric utility contractor. Accordingly, these entities have been consolidated within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests. As of June 30, 2026 and December 31, 2025, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $188.7 million and $187.3 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $185.6 million and $184.6 million as of June 30, 2026 and December 31, 2025, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $10 million and $20 million as of June 30, 2026 and December 31, 2025, respectively, and are recorded within other long-term assets in the consolidated balance sheets, with the decrease primarily attributable to an other-than-temporary impairment loss of $7.9 million, as described above. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $11 million and $28 million as of June 30, 2026 and December 31, 2025, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2026	December 31, 2025
Contract billings	$1,760.9	$1,558.2
Less allowance	(16.8)	(17.9)
Accounts receivable, net of allowance	$1,744.1	$1,540.3

Retainage	$590.2	$428.4
Unbilled receivables	1,894.2	1,573.5
Contract assets	$2,484.4	$2,001.9

Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables, which are included in contract assets, represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. As of June 30, 2026, the increase in contract assets was driven primarily by ordinary course project activity within the Company’s Clean Energy and Infrastructure and Pipeline Infrastructure segments, including in connection with increased project volume and the timing of billings, as well as the impact of a first quarter acquisition within the Clean Energy and Infrastructure segment.
For the six months ended June 30, 2026, provisions for credit losses totaled approximately $0.1 million and for the six months ended June 30, 2025, provisions for credit losses totaled recoveries of approximately $1.1 million, both of which included certain project-specific reserves. Impairment losses on contract assets were not material in either period.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue and also include the amount of any accrued project losses. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Total contract liabilities, including accrued project losses, totaled approximately $760.9 million and $747.7 million as of June 30, 2026 and December 31, 2025, respectively, of which deferred revenue comprised approximately $752.4 million and $741.0 million, respectively.
For the six months ended June 30, 2026 and 2025, the Company recognized revenue of approximately $687.1 million and $668.9 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2025 and December 31, 2024, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the six months ended June 30, 2026 and 2025, the Company sold approximately $333 million and $236 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivable, and, as of June 30, 2026 and December 31, 2025, outstanding sold receivables related thereto totaled approximately $161 million and $172 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $6.2 million and $6.6 million for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately $11.9 million and $12.0 million for the six months ended June 30, 2026 and 2025, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases, as of the dates indicated (in millions):

	June 30, 2026	December 31, 2025
Land	$65.3	$65.3
Buildings and leasehold improvements	109.1	101.2
Machinery, equipment and vehicles	3,506.0	3,295.8
Office equipment, furniture and internal-use software	368.2	375.9
Construction in progress	68.4	49.1
Total property and equipment	$4,117.0	$3,887.3
Less accumulated depreciation and amortization	(2,201.2)	(2,158.8)
Property and equipment, net	$1,915.8	$1,728.5
As of June 30, 2026 and December 31, 2025, the gross amount of capitalized internal-use software totaled $245.5 million and $247.2 million, respectively, and, net of accumulated amortization, totaled $45.2 million and $54.0 million, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $12.0 million and $25.5 million as of June 30, 2026 and 2025, respectively.

Note 7 – Other Accrued Expenses
The following table provides details of other accrued expenses as of the dates indicated (in millions):

	June 30, 2026	December 31, 2025
Accrued project costs	$226.3	$270.9
Self-insurance and related liabilities (a)	92.3	81.9
Income, sales and other taxes	99.8	64.7
Other	109.6	123.3
Other accrued expenses	$528.0	$540.8
(a)    See Note 13 – Commitments and Contingencies for additional information on insurance reserves.
Note 8 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2026	December 31, 2025
Senior credit facility:	June 26, 2030
Revolving loans		$475.8	$118.0
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	550.0
6.625% Senior Notes	August 15, 2029	72.7	72.3
2025 Term Loan Facility	June 26, 2028	600.0	600.0
Finance lease and other obligations		454.4	405.3
Total debt obligations		$2,752.9	$2,345.6
Less unamortized deferred financing costs		(12.7)	(14.9)
Total debt, net of deferred financing costs		$2,740.2	$2,330.7
Current portion of long-term debt		166.4	154.3
Long-term debt		$2,573.8	$2,176.4
Senior Credit Facility
The Company maintains a senior unsecured credit facility (the “Credit Facility”), which is composed of revolving commitments and matures on June 26, 2030. On July 7, 2026, the Credit Facility was amended to increase the aggregate revolving commitments from $1.9 billion to $2.25 billion. The other terms and conditions of the Credit Facility remain unchanged. Concurrent with the closing of the Superior acquisition, the Company borrowed $600 million under the Credit Facility, approximately $580 million of which was used to finance a portion of the cash consideration for the acquisition and related transactions and financing costs, with the remainder used for other working capital purposes.
As of both June 30, 2026 and December 31, 2025, the fair value of the Credit Facility, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
As of June 30, 2026 and December 31, 2025, outstanding revolving loans accrued interest at weighted average rates of approximately 4.78% and 4.56% per annum, respectively, and included $45.8 million and $43.0 million, respectively, of borrowings denominated in Canadian dollars. Letters of credit of approximately $55.8 million and $57.1 million were issued as of June 30, 2026 and December 31, 2025, respectively. As of both June 30, 2026 and December 31, 2025, letter of credit fees accrued at 0.4375% per annum for performance standby letters of credit, and at 1.250% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation.
As of June 30, 2026 and December 31, 2025, availability for revolving loans totaled $1,368.5 million and $1,724.9 million, respectively, or up to $694.2 million and $692.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $254.2 million and $257.0 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2026 and December 31, 2025, respectively. The unused facility fee as of both June 30, 2026 and December 31, 2025 accrued at rates of 0.175% per annum.
Other Credit Facilities
The Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of both June 30, 2026 and December 31, 2025, letters of credit issued under this facility totaled $33.4 million, which accrued fees at 0.50% per annum.

Senior Notes
As of both June 30, 2026 and December 31, 2025, the gross carrying amount of the Company’s 4.500% senior notes due August 15, 2028 (the “4.500% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $593.8 million and $595.7 million, respectively. As of both June 30, 2026 and December 31, 2025, the gross carrying amount of the Company’s 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”) totaled $550.0 million, and their estimated fair value totaled approximately $565.1 million and $574.1 million, respectively. As of June 30, 2026 and December 31, 2025, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 (the “6.625% Senior Notes”) totaled $72.7 million and $72.3 million, respectively, and their estimated fair value approximated their carrying value for both respective periods. As of June 30, 2026 and December 31, 2025, the estimated fair values of the Company’s senior notes were determined based on an exit price approach using Level 2 inputs.
2025 Term Loan Facility
The Company maintains a $600 million senior unsecured term loan facility (the “2025 Term Loan Facility”) that matures on June 26, 2028. Borrowings under the 2025 Term Loan Facility are not subject to amortization and are not guaranteed by, or secured by any assets of, the Company or any of its subsidiaries. As of both June 30, 2026 and December 31, 2025, the Company had $600 million outstanding under the 2025 Term Loan Facility and accrued interest at rates of 4.77% and 4.85%, respectively.
The fair value of the 2025 Term Loan Facility as of June 30, 2026 and December 31, 2025, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
2026 Term Loan Facility
On July 7, 2026, the Company entered into a new senior unsecured delayed draw term loan agreement (the “2026 Term Loan Facility”), providing $700 million in delayed draw term loan commitments (the “Term Loan Commitments”), consisting of $400 million of three-year commitments (the “Three-Year Tranche”) and $300 million of four-year commitments (the “Four-Year Tranche”). The Term Loan Commitments were fully drawn in July 2026, and were used to finance a portion of the cash consideration for the acquisition of Superior and related transaction and financing costs. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. The Three-Year Tranche will mature on July 20, 2029 and the Four-Year Tranche will mature on July 19, 2030. Loans under the Three-Year Tranche are not subject to amortization. Loans under the Four-Year Tranche will be amortized in quarterly principal installments of $3.75 million commencing on December 31, 2027 and will increase to $7.5 million on December 31, 2028, until maturity, subject to the application of certain prepayments.
Outstanding loans under the Three-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the 2026 Term Loan Facility, plus a margin of 1.000% to 1.500%, or (b) Base Rate, as defined below, plus a margin of up to 0.500%. Outstanding loans under the Four-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.125% to 1.625%, or (b) Base Rate, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the 2026 Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the 2026 Term Loan Facility, as of the most recent fiscal quarter. The Company must also pay ticking fees at a rate of 0.175% on any undrawn commitments under the 2026 Term Loan Facility.
The obligations under the 2026 Term Loan Facility are not guaranteed and are not secured by any assets of the Company or any of its subsidiaries. The 2026 Term Loan Facility contains affirmative and negative covenants that, among other things, limit the Company’s ability to engage in certain activities, including, but not limited to, acquisitions, mergers and consolidations, debt incurrence, investments, asset sales and lien incurrence. In addition, 2026 Term Loan Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts. The 2026 Term Loan Facility requires the Company to maintain a Consolidated Leverage Ratio, as defined in the 2026 Term Loan Facility of not more than 3.50:1.00 as of the end of any fiscal quarter (except that, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $200 million occurs, such ratio is increased to 4.00:1.00 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters). For purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness, as defined in the 2026 Term Loan Facility.
Debt Covenants
The Company’s outstanding debt instruments are subject to certain provisions and covenants, as more fully described in Note 8 – Debt in the Company’s 2025 Form 10-K. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both June 30, 2026 and December 31, 2025.
Additional Information
As of June 30, 2026 and December 31, 2025, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $15.9 million and $16.0 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 8 – Debt in the Company’s 2025 Form 10-K.

Note 9 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing primarily for machinery, equipment, and vehicles, including certain related party leases. As of June 30, 2026, the Company’s leases have remaining lease terms of up to 13 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of June 30, 2026 and December 31, 2025 totaled $819.2 million and $798.8 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $590.8 million and $560.1 million as of June 30, 2026 and December 31, 2025, respectively. Depreciation expense associated with finance leases totaled $17.5 million and $17.8 million for the three months ended June 30, 2026 and 2025, respectively, and totaled $34.8 million and $36.9 million for the six months ended June 30, 2026 and 2025, respectively.
Operating Leases
Operating lease additions for the three months ended June 30, 2026 and 2025 totaled $60.9 million and $47.5 million, respectively, and for the six months ended June 30, 2026 and 2025, totaled $119.8 million and $96.5 million, respectively. Acquisition-related additions for the six months ended June 30, 2026 were immaterial. For the three months ended June 30, 2026 and 2025, rent expense for leases that have terms in excess of one year totaled approximately $66.3 million and $53.8 million, respectively, of which $5.9 million and $5.1 million, respectively, represented variable lease costs. For the six months ended June 30, 2026 and 2025, rent expense for such leases totaled approximately $130.8 million and $105.1 million, respectively, of which $11.0 million and $10.1 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $225.5 million and $148.2 million for the three months ended June 30, 2026 and 2025, respectively, and totaling approximately $445.9 million and $282.6 million for the six months ended June 30, 2026 and 2025, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of June 30, 2026 were as follows (in millions):

	Finance Leases	Operating Leases
2026, remaining six months	$80.0	$107.3
2027	135.7	178.2
2028	108.7	126.9
2029	69.0	64.6
2030	24.0	27.8
Thereafter	2.2	39.3
Total minimum lease payments	$419.6	$544.1
Less amounts representing interest	(31.3)	(48.9)
Total lease obligations, net of interest	$388.3	$495.2
Less current portion	139.9	181.2
Long-term portion of lease obligations, net of interest	$248.4	$314.0
The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the dates indicated:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Finance leases	3.2	3.1
Operating leases	3.5	3.4
Weighted average discount rate:
Finance leases	4.9%	4.9%
Operating leases	5.2%	5.2%

Note 10 – Stockholders' Equity
Share Activity
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. There were no share repurchases under the Company’s share repurchase program for the six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company repurchased 0.4 million and 0.7 million shares of its common stock, respectively, for an aggregate purchase price totaling $40.3 million and $77.3 million, respectively, which completed the Company’s $150 million March 2020 share repurchase program. As of June 30, 2026, the full amount under the Company’s May 2025 $250 million share repurchase program remains available for future repurchases. The Company’s share repurchase program does not have an expiration date and may be modified or suspended at any time at the Company’s discretion.
During the second quarter of 2026, the Company reissued 67,592 shares of its treasury stock with a cost basis of $2.4 million in settlement of certain Additional Payments in connection with the HMG acquisition. For additional information related to shares issued for acquisitions, see Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net.
Stock-Based Compensation
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2026, there were approximately 3,847,000 shares available for future grants. Non-cash stock-based compensation expense under all plans totaled approximately $11.5 million and $9.4 million for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately $19.8 million and $16.3 million for the six months ended June 30, 2026 and 2025, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $2.6 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, income tax benefits totaled $6.6 million and $3.3 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $2.6 million and $0.4 million for the respective periods.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of June 30, 2026, total unearned compensation related to restricted shares was approximately $84.4 million, which amount is expected to be recognized over a weighted average period of approximately 2.3 years. The fair value of restricted shares that vested totaled approximately $1.8 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately $58.9 million and $21.3 million for the six months ended June 30, 2026 and 2025, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2025	1,038,778	$92.26
Granted	195,822	304.04
Vested	(196,464)	98.39
Canceled/forfeited	(12,195)	105.91
Non-vested restricted shares, as of June 30, 2026	1,025,941	$131.35
(a)    Includes 131 restricted stock units as of June 30, 2026; none were outstanding as of December 31, 2025.
Note 11 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. The Company’s consolidated effective tax rates were 24.8% and 25.4% for the three months ended June 30, 2026 and 2025, respectively, and 24.5% and 21.0% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate for the six months ended June 30, 2026 included income tax benefits primarily due to the vesting of share-based payment awards, offset, in part, by the effects of a higher state income tax rate. For the six months ended June 30, 2025, the Company’s effective tax rate included income tax benefits primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by an increase in income tax expense due to higher pre-tax income.
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

Three Months Ended June 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2026:
Revenue (a)	$888.9	$1,622.1	$1,245.8	$642.8	$—	$(26.0)	$4,373.6
Costs of revenue, excluding depreciation and amortization	799.6	1,435.0	1,089.8	510.0	—	(21.8)	3,812.6
Other segment items (b)	16.2	58.9	43.0	14.3	(13.6)	—	118.8
EBITDA	$73.1	$128.2	$113.0	$118.5	$13.6	$(4.2)	$442.2

2025:
Revenue (a)	$836.9	$1,131.4	$1,045.6	$539.7	$—	$(8.9)	$3,544.7
Costs of revenue, excluding depreciation and amortization	733.3	1,002.9	919.2	462.2	—	(8.9)	3,108.7
Other segment items (b)	21.0	45.2	35.1	15.4	(7.2)	—	109.5
EBITDA	$82.6	$83.3	$91.3	$62.1	$7.2	$—	$326.5

Six Months Ended June 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2026:
Revenue (a)	$1,691.0	$2,951.6	$2,292.0	$1,325.3	$—	$(57.5)	$8,202.4
Costs of revenue, excluding depreciation and amortization	1,534.1	2,619.0	2,025.3	1,026.0	—	(48.1)	7,156.3
Other segment items (b)	37.0	115.4	81.7	35.9	(3.2)	—	266.8
EBITDA	$119.9	$217.2	$185.0	$263.4	$3.2	$(9.4)	$779.3

2025:
Revenue (a)	$1,517.8	$2,047.2	$1,945.3	$896.2	$—	$(14.1)	$6,392.4
Costs of revenue, excluding depreciation and amortization	1,349.3	1,810.4	1,736.6	762.5	—	(14.0)	5,644.8
Other segment items (b)	39.1	96.4	66.0	27.1	(15.2)	(0.1)	213.3
EBITDA	$129.4	$140.4	$142.7	$106.6	$15.2	$—	$534.3
(a)    Total consolidated revenue equals total reportable segment revenue of $4,373.6 million and $3,544.7 million for the three months ended June 30, 2026 and 2025, respectively, and $8,202.4 million and $6,392.4 million for the six months ended June 30, 2026 and 2025, respectively, as there is no revenue recorded within Corporate results.
(b)    Other segment items for each reportable segment include general and administrative expenses, equity in earnings or losses of unconsolidated affiliates, net, and other income or expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Segment EBITDA to Income Before Income Taxes:	2026	2025	2026	2025
Segment EBITDA	$442.2	$326.5	$779.3	$534.3
Less:
Interest expense, net	47.2	43.9	90.6	82.9
Depreciation	86.1	69.9	169.4	146.2
Amortization	37.5	32.7	76.1	65.3
Corporate	77.7	59.3	158.0	110.2
Income before income taxes	$193.7	$120.8	$285.2	$129.7

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization:	2026	2025	2026	2025
Communications	$15.7	$13.4	$33.8	$29.6
Clean Energy and Infrastructure	37.1	26.9	73.2	54.6
Power Delivery	32.1	35.0	63.8	72.1
Pipeline Infrastructure	36.8	25.1	70.8	50.9
Other	—	—	—	—
Corporate	1.9	2.2	3.9	4.3
Consolidated depreciation and amortization	$123.6	$102.6	$245.5	$211.5

Assets:	June 30, 2026	December 31, 2025
Communications	$1,995.0	$1,962.3
Clean Energy and Infrastructure	3,406.4	2,816.6
Power Delivery	2,811.2	2,621.6
Pipeline Infrastructure	2,109.3	1,928.7
Other	369.6	364.0
Corporate	234.0	230.3
Consolidated assets	$10,925.5	$9,923.5

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures:	2026	2025	2026	2025
Communications	$6.4	$9.1	$9.8	$16.2
Clean Energy and Infrastructure	13.9	11.4	27.5	19.3
Power Delivery	25.0	19.7	57.0	40.9
Pipeline Infrastructure	32.3	21.6	73.5	31.6
Other	—	—	—	—
Corporate	13.9	2.0	20.5	3.1
Consolidated capital expenditures	$91.5	$63.8	$188.3	$111.1
Foreign Operations. MasTec operates primarily within the United States and Canada. Revenue derived from foreign operations totaled $65.2 million and $43.9 million for the three months ended June 30, 2026 and 2025, respectively, and totaled $120.6 million and $93.6 million for the six months ended June 30, 2026 and 2025, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Pipeline Infrastructure segment. As of June 30, 2026 and December 31, 2025, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $21.4 million and $23.0 million respectively, and intangible assets and goodwill, net, of $109.8 million and $108.8 million, for the respective periods. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations.
Significant Customers. No customer represented greater than 10% of the Company’s total consolidated revenue in either of the three or six months ended June 30, 2026. For both the three and six months ended June 30, 2025, AT&T represented approximately 11% of the Company’s total consolidated revenue. The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for maintenance services and construction/installation contracts for wireless and wireline, and for which the related revenue is included primarily within the Communications segment. Revenue from governmental entities for the three and six months ended June 30, 2026 totaled approximately 15% and 14% of total revenue, respectively, and for both the three and six months ended June 30, 2025, totaled approximately 13%, all of which was derived from its U.S. operations.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its VIEs. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors, and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2026 and December 31, 2025, there were $89.2 million and $90.5 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2026 or December 31, 2025.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2026 and December 31, 2025, outstanding performance and payment bonds approximated $13.4 billion and $10.9 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $5.3 billion and $4.6 billion, respectively. Included in these balances as of June 30, 2026 and December 31, 2025 are $1.3 billion and $1.1 billion, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.

Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of eleven civil and infrastructure construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2026, the Company was not aware of material claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2026 and December 31, 2025 are amounts held by entities that are proportionately consolidated totaling $39.3 million and $45.0 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 – Fair Value of Financial Instruments and Note 14 – Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $4.2 million and $3.3 million as of June 30, 2026 and December 31, 2025, respectively, which amounts are generally not available for use in the Company’s other operations.
As of June 30, 2026 and December 31, 2025, MasTec’s estimated gross liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $342.1 million and $306.8 million, respectively, of which $249.8 million and $224.9 million were reflected within other long-term liabilities, with the remainder reflected within other accrued expenses, in the consolidated balance sheets as of the respective periods. Related insurance recoveries/receivables totaled $27.7 million and $25.2 million as of June 30, 2026 and December 31, 2025, respectively, of which $24.4 million and $22.4 million were reflected within other long-term assets, with the remainder reflected within other current assets, in the consolidated balance sheets as of the respective periods.
MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $7.2 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $7.4 million as of both June 30, 2026 and December 31, 2025. Outstanding surety bonds related to self-insurance programs amounted to $198.6 million as of both June 30, 2026 and December 31, 2025.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both June 30, 2026 and December 31, 2025, the Company had accrued project close-out liabilities of approximately $5 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,430 customers for the six months ended June 30, 2026. As of June 30, 2026, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2025, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position. The Company derived approximately 35% and 36% of its revenue from its top ten customers for the three months ended June 30, 2026 and 2025, respectively, and approximately 37% and 35% for the six months ended June 30, 2026 and 2025, respectively.
Note 14 – Related Party Transactions
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Prior to and through a portion of the first quarter of 2026, CCI was an entity in which Juan Carlos Mas, who is an immediate family member of the Company’s CEO and its Chairman of the Board, served as the chairman. Additionally, a member of management of a MasTec subsidiary and an entity owned by the Mas family were minority owners of CCI until such ownership interests were sold during the first quarter of 2026, at which time the related-party relationship ended. For the three months ended June 30, 2025, MasTec paid CCI approximately $1.2 million, and for the six months ended June 30, 2026 and 2025, MasTec paid approximately $2.3 million and $2.7 million, respectively, for such services. Amounts payable to CCI totaled approximately $0.8 million as of December 31, 2025. The Company also rented equipment to CCI and revenue from such rentals totaled approximately $0.3 million for the six months ended June 30, 2025.

MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three months ended June 30, 2026 and 2025, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $0.5 million and $1.3 million, respectively, and for the six months ended June 30, 2026 and June 30, 2025, subcontracting expenses totaled $1.8 million and $1.4 million, respectively. Related amounts payable totaled approximately $0.4 million as of June 30, 2026, and were immaterial as of December 31, 2025.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. For both the three months ended June 30, 2026 and 2025, payments related to this leasing arrangement totaled approximately $1.4 million, and for the six months ended June 30, 2026 and 2025 MasTec paid approximately $2.9 million and $2.8 million, respectively.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium, as well as utility and wireless infrastructure services. Construction services related to site preparation for this new soccer complex began in 2023 and stadium construction is expected to be completed by the end of 2026. For the three months ended June 30, 2026 and 2025, revenue under these arrangements totaled approximately $14.1 million and $18.7 million, respectively, and totaled approximately $44.4 million and $29.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, amounts receivable related to these arrangements totaled approximately $40.7 million and $37.5 million, respectively. Payments for other expenses related to the Franchise totaled approximately $0.9 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately $1.1 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. As of both June 30, 2026 and December 31, 2025, life insurance assets associated with these agreements totaled approximately $27.5 million.
In any given year, the Company may engage in certain transactions on behalf of or to former owners of acquired businesses (“former owners”) and/or entities in which members of subsidiary management have ownership or commercial interests (“related entities or entity”). A summary of these related party transactions for the periods indicated is noted below.
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, related entities. For the three months ended June 30, 2026 and 2025, payments to these related entities totaled approximately $11.7 million and $9.3 million, respectively, and for the six months ended June 30, 2026 and 2025 such payments totaled approximately $27.4 million and $16.7 million, respectively. Revenue from such arrangements totaled approximately $4.8 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately $7.2 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively. Payables associated with such arrangements totaled approximately $3.4 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, accounts receivable, net, less deferred revenue related to these arrangements totaled approximately $4.7 million and $3.9 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries. The Company sold certain minority interests in these entities to members of management of a MasTec subsidiary for $7.1 million of notes receivable in a prior year, which accrued interest at a rate of 5.0% per annum. As of December 31, 2025, these notes receivable had an outstanding balance of approximately $0.4 million, which was repaid in 2026.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended June 30, 2026 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2025 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Recent Transactions
Superior Acquisition. In July 2026, we completed the acquisition of Electrical Specialists, Inc., d/b/a The Superior Group (“Superior”), a premier full-service electrical contractor focused on critical infrastructure with approximately 3,000 employees, which we expect to include within our Power Delivery segment. Superior is a recognized leader in building data center infrastructure while serving a diverse range of end markets including healthcare, entertainment and industrial. The aggregate purchase price of the acquisition, excluding cash acquired and subject to certain adjustments, was approximately $1.6 billion, consisting of approximately $1.2 billion in cash and 1,219,498 shares of MasTec common stock issued from its treasury shares, which had a fair value of $410.5 million as of the acquisition date. Additionally, the acquisition included an earn-out arrangement under which additional consideration may be payable based on the achievement of certain financial performance targets over a three-year period. The cash portion of the acquisition was funded with a combination of cash on hand, borrowings under our amended Credit Facility and the 2026 Term Loan Facility. See Note 8 – Debt in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding the amended Credit Facility and the 2026 Term Loan Facility. We have incurred, and expect to continue to incur, certain acquisition costs in connection with the Superior acquisition.
General Economic, Market and Regulatory Conditions
As disclosed within our “Risk Factors” in our 2025 Form 10-K, we are subject to risks related to, among other factors, tariffs and trade actions and geopolitical events that may affect macroeconomic conditions, supply chains, costs and customer demand. Recent geopolitical tensions, most notably conflicts in the Middle East, have contributed to increased volatility and uncertainty in the energy and capital markets, including higher fuel prices used to operate our fleet of vehicles, machinery and equipment, and such volatility could persist if these events are further prolonged or escalate. At the same time, a heightened focus on domestic energy security and independence may incentivize oil and gas development and increase demand for renewable alternatives.
During 2025 and continuing into 2026, the U.S. government announced or imposed a variety of tariff or other trade actions, prompting retaliatory measures by many countries, including tariffs on U.S. exports and restrictions on certain foreign exports. These actions, including modifications to tariff regimes affecting steel, aluminum, copper, and other imported materials, have increased the cost of importing certain construction materials into the U.S. and have contributed to disruption, uncertainty, and volatility in international trade and supply chains. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. We continue to monitor these developments and to evaluate potential impacts and mitigating strategies that we or our customers may implement; however, although these trade actions and ongoing geopolitical events have not had a material impact on our results of operations to date, the related uncertainty and potential changes in trade policy or geopolitical conditions could affect our customers’ capital spending plans, supply chains and operating costs, which could, in turn, adversely affect demand for our services in future periods.
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
Business Overview
We are a leading North American infrastructure engineering and construction company focused primarily on engineering, building, installation, maintenance and upgrade of communications, energy and utility and other infrastructure, such as: wireless, wireline/fiber; power delivery infrastructure, including transmission, distribution, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including the construction and maintenance of buildings, roads, bridges, rail, water/sewer systems and other civil infrastructure, including data center infrastructure; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 95 years. As of June 30, 2026, we had approximately 37,000 employees and 780 locations. We offer our services under the MasTec® and other service marks and we have been consistently ranked among the top specialty contractors within Engineering News-Record’s Top 400 Contractors.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 40% of our estimated June 30, 2026 backlog in 2026. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	June 30, 2026	March 31, 2026	June 30, 2025
Communications	$5,461	$5,501	$5,008
Clean Energy and Infrastructure	7,791	7,279	4,922
Power Delivery	6,347	6,222	5,062
Pipeline Infrastructure	1,792	1,326	1,460
Other	—	—	—
Estimated 18-month backlog	$21,391	$20,328	$16,452
As of June 30, 2026, 40% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of June 30, 2026, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $8.4 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $3.2 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in

2026 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.9 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. A summary of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the six months ended June 30, 2026, there were no material changes in our critical accounting estimates or policies previously disclosed in our 2025 Form 10-K.
Results of Operations
Comparison of Consolidated Results
The following tables, which may contain slight summation differences due to rounding, reflect our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, as appropriate, which are described in the comparison of results section below. In our discussions, “acquisition” results are defined as results from acquired businesses for the first twelve months following the dates of the respective acquisitions, with the balance of results for a particular item attributed to “organic” activity. Unless otherwise stated, comparisons are for the quarters ended June 30, 2026 and 2025.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,				Change
	2026		2025		$	%
Revenue	$4,373.6	100.0%	$3,544.7	100.0%	$828.8	23.4%
Costs of revenue, excluding depreciation and amortization	3,817.3	87.3%	3,109.2	87.7%	708.1	22.8%
Depreciation	86.1	2.0%	69.9	2.0%	16.2	23.1%
Amortization of intangible assets	37.5	0.9%	32.7	0.9%	4.8	14.8%
General and administrative expenses	206.5	4.7%	174.8	4.9%	31.7	18.1%
Operating income	$226.2	5.2%	$158.1	4.5%	$68.1	43.1%
Interest expense, net	47.2	1.1%	43.9	1.2%	3.3	7.6%
Equity in earnings of unconsolidated affiliates, net	(10.3)	(0.2)%	(7.0)	(0.2)%	(3.2)	46.0%
Other (income) expense, net	(4.4)	(0.1)%	0.5	0.0%	(4.9)	NM
Income before income taxes	$193.7	4.4%	$120.8	3.4%	$72.9	60.4%
Provision for income taxes	(48.0)	(1.1)%	(30.7)	(0.9)%	(17.3)	56.5%
Net income	$145.7	3.3%	$90.1	2.5%	$55.6	61.7%
Net income attributable to non-controlling interests	15.6	0.4%	4.4	0.1%	11.3	257.7%
Net income attributable to MasTec, Inc.	$130.1	3.0%	$85.8	2.4%	$44.4	51.7%
NM - Percentage is not meaningful

Revenue. On a consolidated basis, revenue increased by $829 million, or 23%, driven by our segment results. See Analysis of Revenue and EBITDA by Segment for further details. Organic revenue increased by approximately $634 million, or 18%, as compared with the same period in 2025, and acquisitions contributed $195 million of revenue for the three months ended June 30, 2026.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $727 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $19 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue, decreased by approximately 40 basis points to 87.3% of revenue for the three months ended June 30, 2026 from 87.7% of revenue for the same period in 2025. The basis point decrease was due to a combination of project mix and improved project efficiencies, primarily within our Pipeline Infrastructure segment.
Depreciation. Organic depreciation expense increased by approximately $13 million, or 19%, driven primarily by higher capital expenditures to support operational growth and the replacement of older machinery and equipment. Acquisitions contributed approximately $3 million of depreciation expense for the three months ended June 30, 2026. As a percentage of revenue, depreciation was generally flat.
Amortization of intangible assets. Amortization expense increased for the three months ended June 30, 2026, by approximately $9 million of additional expense associated with acquisitions, offset, in part, by a decrease of $4 million due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets was generally flat as compared with the same period in 2025.
General and administrative expenses. Organic general and administrative expenses increased by approximately $20 million, or 12%, primarily due to an increase in compensation expense, including stock-based compensation and insurance to support business growth, an approximately $2 million increase from changes in the fair value of contingent consideration payable to former owners of an acquired business, and approximately $9 million of an increase from changes to estimated Earn-out accruals, offset, in part, by an increase in net gains on asset sales, and reductions in the effects of timing of ordinary course legal matters. Acquisitions contributed an additional $11 million of general and administrative expenses for the three months ended June 30, 2026. Overall, general and administrative expenses decreased by approximately 20 basis points as a percentage of revenue for the three months ended June 30, 2026 as compared with the same period in 2025 due, in part, to higher levels of revenue.
Interest expense, net. The increase in interest expense, net, resulted primarily from higher average balances on our variable rate debt, which accounted for an increase in interest expense of approximately $3 million.
Equity in earnings of unconsolidated affiliates, net. For the three months ended June 30, 2026 and 2025, equity in earnings from unconsolidated affiliates, net, totaled approximately $10 million and $7 million, respectively, and related primarily to our investment in the Waha JVs.
Other (income) expense, net. For the three months ended June 30, 2026, other income, net, consisted primarily of other miscellaneous income.
Provision for income taxes. For the three months ended June 30, 2026, our effective tax rate was 24.8% as compared with 25.4% for the same period in 2025. Our effective tax rate for the three months ended June 30, 2026 included income tax benefits primarily due to the vesting of share-based payment awards, offset, in part, by the effects of a higher state income tax rate, whereas for the three months ended June 30, 2025, our effective tax rate included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by pre-tax income.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $16 million for the three months ended June 30, 2026, as compared with $4 million for the same period in 2025. The increase was primarily attributable to the increase in activity of certain entities within the Pipeline Infrastructure segment with minority interest holders.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,				Change
	2026		2025		$	%
Revenue	$8,202.4	100.0%	$6,392.4	100.0%	$1,809.9	28.3%
Costs of revenue, excluding depreciation and amortization	7,168.2	87.4%	5,645.8	88.3%	1,522.4	27.0%
Depreciation	169.4	2.1%	146.2	2.3%	23.2	15.9%
Amortization of intangible assets	76.1	0.9%	65.3	1.0%	10.8	16.5%
General and administrative expenses	420.7	5.1%	340.9	5.3%	79.8	23.4%
Operating income	$368.0	4.5%	$194.3	3.0%	$173.7	89.4%
Interest expense, net	90.6	1.1%	82.9	1.3%	7.7	9.3%
Equity in earnings of unconsolidated affiliates, net	(6.7)	(0.1)%	(17.4)	(0.3)%	10.7	(61.4)%
Other income, net	(1.1)	(0.0)%	(1.0)	(0.0)%	(0.1)	12.7%
Income before income taxes	$285.2	3.5%	$129.7	2.0%	$155.4	119.8%
Provision for income taxes	(69.8)	(0.9)%	(27.3)	(0.4)%	(42.5)	155.8%
Net income	$215.4	2.6%	$102.5	1.6%	$112.9	110.2%
Net income attributable to non-controlling interests	24.4	0.3%	6.8	0.1%	17.7	259.9%
Net income attributable to MasTec, Inc.	$191.0	2.3%	$95.7	1.5%	$95.3	99.6%

Revenue. On a consolidated basis, revenue increased by $1,810 million, or 28%, driven by our segment results. See Analysis of Revenue and EBITDA by Segment for further details. Organic revenue increased by approximately $1,446 million, or 23%, as compared with the same period in 2025, and acquisitions contributed $364 million of revenue for the six months ended June 30, 2026.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $1,599 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $76 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 90 basis points to 87.4% of revenue for the six months ended June 30, 2026 from 88.3% of revenue for the same period in 2025. The basis point decrease was due to a combination of project mix and improved project efficiencies, primarily within our Pipeline Infrastructure and Power Delivery segments, offset, in part, by reduced productivity and efficiencies within our Communications segment.
Depreciation. Organic depreciation expense increased by approximately $18 million, or 12%, driven primarily by higher capital expenditures to support operational growth and the replacement of older machinery and equipment. Acquisitions contributed approximately $5 million of depreciation expense for the six months ended June 30, 2026. As a percentage of revenue, depreciation decreased by approximately 20 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization expense increased for the six months ended June 30, 2026, by approximately $18 million of additional expense associated with acquisitions, offset, in part, by a decrease of approximately $7 million due to a combination of the effects of timing of amortization for certain assets and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets decreased by approximately 10 basis points as compared with the same period in 2025 due, in part, to higher levels of revenue.
General and administrative expenses. Organic general and administrative expenses increased by approximately $63 million, or 18%, primarily due to an increase in compensation expense, including stock-based compensation and insurance to support business growth, an approximately $12 million increase from changes in the fair value of contingent consideration payable to former owners of an acquired business and approximately $9 million of an increase from changes to estimated Earn-out accruals, offset, in part, by an increase in net gains on asset sales, and reductions in the effects of timing of ordinary course legal matters. Acquisitions contributed an additional $17 million of general and administrative expenses for the six months ended June 30, 2026. Overall, general and administrative expenses decreased by approximately 20 basis points as a percentage of revenue for the six months ended June 30, 2026 as compared with the same period in 2025 due, in part, to higher levels of revenue.
Interest expense, net. The increase in interest expense, net, resulted primarily from higher average balances on our variable rate debt, which accounted for an increase in interest expense of approximately $7 million.
Equity in earnings of unconsolidated affiliates, net. For the six months ended June 30, 2026 and 2025, earnings from unconsolidated affiliates, net, totaled approximately $7 million and $17 million, respectively, related primarily to our investment in the Waha JVs. The decrease was driven primarily by an other-than-temporary impairment of $8 million on a separate equity method investment.
Other income, net. For the six months ended June 30, 2026, other income, net, consisted primarily of a gain on the sale of our 15% equity interest in CCI and other miscellaneous income, offset, in part, by approximately $7 million of certain exit costs and other charges.
Provision for income taxes. For the six months ended June 30, 2026, our effective tax rate was 24.5% as compared with 21.0% for the same period in 2025. Our effective tax rate for the six months ended June 30, 2026 included income tax benefits primarily due to the vesting of share-based payment awards, offset, in part, by the effects of a higher state income tax rate, whereas for the six months ended June 30, 2025, our effective tax rate included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit, offset, in part, by pre-tax income.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $24 million for the six months ended June 30, 2026, as compared with $7 million for the same period in 2025. The increase was primarily attributable to the increase in activity of certain entities within the Pipeline Infrastructure segment with minority interest holders.
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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Revenue				EBITDA and EBITDA Margin
	Three Months Ended June 30,		Change		Three Months Ended June 30,				Change
Segment:	2026	2025	$	%	2026		2025		$	%
Communications	$888.9	$836.9	$52.0	6.2%	$73.1	8.2%	$82.6	9.9%	$(9.6)	(11.6)%
Clean Energy and Infrastructure	1,622.1	1,131.4	490.8	43.4%	128.2	7.9%	83.3	7.4%	44.9	53.9%
Power Delivery	1,245.8	1,045.6	200.2	19.2%	113.0	9.1%	91.3	8.7%	21.6	23.7%
Pipeline Infrastructure	642.8	539.7	103.1	19.1%	118.5	18.4%	62.1	11.5%	56.5	91.0%
Other	—	—	—	—%	13.6	NM	7.2	NM	6.4	88.5%
Eliminations (a)	(26.0)	(8.9)	(17.3)	195.5%	(4.2)	NM	—	—%	(4.2)	NM
Segment Total	$4,373.6	$3,544.7	$828.9	23.4%	$442.2	10.1%	$326.5	9.2%	$115.7	35.4%
Corporate	—	—	—	—%	(77.7)	—%	(59.3)	—%	(18.4)	31.0%
Consolidated Total	$4,373.6	$3,544.7	$828.8	23.4%	$364.5	8.3%	$267.3	7.5%	$97.2	36.4%
NM - Percentage is not meaningful
(a)    Represents intersegment eliminations and adjustments related to transactions entered into in the normal course of business.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by organic growth resulting from higher levels of wireline project activity and, to a lesser extent, by higher install-to-the-home project volumes. These increases were offset, in part, by a decrease in wireless project activity due, in part, to customer project timing.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 170 basis points, or $15 million, primarily due to the effects of certain project close-outs and project execution mix associated with higher levels of wireline project activity. Higher levels of revenue resulted in an increase in EBITDA of approximately $5 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity and mix, particularly in renewable and general building projects, including data-center related project activity. Organic revenue growth contributed approximately $353 million, or 31%, of the increase as compared with the same period in 2025, while acquisitions contributed an additional $137 million of revenue.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 50 basis points, or $9 million, due to a combination of project mix, improved productivity and efficiencies, primarily from certain infrastructure work, including contributions from certain acquired entities. Higher levels of revenue resulted in an increase in EBITDA of approximately $36 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including timing-related increases in transmission and distribution-related project work, as well as high levels of certain data-center related project work.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 30 basis points, or $4 million, primarily due to the non-recurrence in the current period of reduced efficiencies at certain project sites in the prior year period. Higher levels of revenue resulted in an increase in EBITDA of approximately $17 million.
Pipeline Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including midstream pipeline project activity and other infrastructure-related work.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 690 basis points, or $45 million, due primarily to improved efficiencies, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $12 million.
Other Segment Results
EBITDA. The EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs and, to a lesser extent, income from other businesses and investments.

Corporate Results
EBITDA. For the three months ended June 30, 2026, Corporate EBITDA included approximately $4 million of expense, net, from changes to estimated Earn-out accruals and approximately $4 million of expense, net, from changes in the fair value of contingent consideration to former owners of an acquired business. For the three months ended June 30, 2025, Corporate EBITDA included approximately $5 million of income, net, from changes to estimated Earn-out accruals and approximately $3 million of expense, net, from the changes in the fair value of contingent consideration payable to former owners of an acquired business. Corporate expenses for the three months ended June 30, 2026 not related to the above-described items increased by approximately $9 million as compared with the same period in 2025, due primarily to increases in insurance, compensation, including stock-based compensation, and the effects of timing of ordinary course legal and other settlement matters.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Revenue				EBITDA and EBITDA Margin
	Six Months Ended June 30,		Change		Six Months Ended June 30,				Change
Segment:	2026	2025	$	%	2026 (b)		2025		$	%
Communications	$1,691.0	$1,517.8	$173.2	11.4%	$119.9	7.1%	$129.4	8.5%	$(9.5)	(7.4)%
Clean Energy and Infrastructure	2,951.6	2,047.2	904.4	44.2%	217.2	7.4%	140.4	6.9%	76.8	54.7%
Power Delivery	2,292.0	1,945.3	346.7	17.8%	185.0	8.1%	142.7	7.3%	42.3	29.7%
Pipeline Infrastructure	1,325.3	896.2	429.2	47.9%	263.4	19.9%	106.6	11.9%	156.8	147.1%
Other	—	—	—	—%	3.2	NM	15.2	NM	(12.1)	(79.2)%
Eliminations (a)	(57.5)	(14.1)	(43.4)	310.2%	(9.4)	NM	—	—	(9.4)	NM
Segment Total	$8,202.4	$6,392.4	$1,810.0	28.3%	$779.3	9.5%	$534.3	8.4%	$245.0	45.9%
Corporate	—	—	—	—	(158.0)	—	(110.2)	—	(47.7)	43.3%
Consolidated Total	$8,202.4	$6,392.4	$1,809.9	28.3%	$621.3	7.6%	$424.1	6.6%	$197.2	46.5%
NM - Percentage is not meaningful
(a)Represents intersegment eliminations and adjustments related to transactions entered into in the normal course of business.
(b)For the six months ended June 30, 2026, the Other segment EBITDA included approximately $8 million of an other-than-temporary impairment related to an equity method investment.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by organic growth resulting from higher levels of wireline project activity and, to a lesser extent, by higher install-to-the-home project volumes.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 140 basis points, or $24 million, primarily due to costs to exit certain markets in our install-to-the-home business, as well as the effects of certain project close-outs and project execution mix associated with higher levels of wireline project activity. Higher levels of revenue resulted in an increase in EBITDA of approximately $15 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity and mix, particularly in renewable and general building projects, including data-center related project activity. Organic revenue growth contributed approximately $642 million, or 31%, of the increase as compared with the same period in 2025, while acquisitions contributed $262 million of revenue.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 50 basis points, or $15 million, due to a combination of project mix, improved productivity and efficiencies, primarily from certain infrastructure project work, including contributions from certain acquired entities. Higher levels of revenue resulted in an increase in EBITDA of approximately $62 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including timing-related increases in transmission and distribution-related project work, as well as high levels of certain data-center related project work, offset, in part, by a decrease in substation-related project activity.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 70 basis points, or $17 million, primarily due to the non-recurrence in the current period of reduced efficiencies at certain project sites in the prior year period. Higher levels of revenue resulted in an increase in EBITDA of approximately $25 million.
Pipeline Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of midstream pipeline project activity.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 800 basis points, or $106 million, due primarily to improved efficiencies, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $51 million.

Other Segment Results
EBITDA. The EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, and, to a lesser extent, income from other businesses and investments, offset, in part, by an other-than-temporary impairment related to an equity method investment.
Corporate Results
EBITDA. For the six months ended June 30, 2026, Corporate EBITDA included approximately $5 million of expense, net, from changes to estimated Earn-out accruals and approximately $13 million of expense, net, from changes in the fair value of contingent consideration to former owners of an acquired business. For the six months ended June 30, 2025, Corporate EBITDA included approximately $4 million of income, net, from changes to estimated Earn-out accruals and approximately $2 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the six months ended June 30, 2026 not related to the above-described items increased by approximately $27 million as compared with the same period in 2025 due primarily to increases in insurance, compensation, including stock-based compensation, and the effects of timing of ordinary course legal and other settlement matters.
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
Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted. We also exclude intangible asset amortization and the effects of changes in fair value of acquisition-related contingent items from our non-U.S. GAAP financial measures due to their non-operational nature and inherent volatility, as activity, including from acquisitions, varies from period to period. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, the revenue and all other expenses of the acquired entities are included within our non-U.S. GAAP financial measures, unless otherwise stated. Acquisition-related contingent items consist of (i) changes in fair value of acquisition-related contingent consideration, which is composed of earn-outs, that are contingent upon the achievement of reaching certain post-acquisition levels of earnings and (ii) changes in fair value of additional payments in connection with the 2021 acquisition of Henkels & McCoy Holdings, Inc. based on the fluctuation of our share price and contingent upon the post-acquisition collections of certain receivables, and which were fully settled during the second quarter of 2026. Additionally, we exclude impairments of equity method investments, as these charges do not reflect the ordinary course of the Company’s business and are not incurred on a predictable basis. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers.
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

	Three Months Ended June 30,				Six Months Ended June 30,
EBITDA Reconciliation:	2026		2025		2026		2025
Net income	$145.7	3.3%	$90.1	2.5%	$215.4	2.6%	$102.5	1.6%
Interest expense, net	47.2	1.1%	43.9	1.2%	90.6	1.1%	82.9	1.3%
Provision for income taxes	48.0	1.1%	30.7	0.9%	69.8	0.9%	27.3	0.4%
Depreciation	86.1	2.0%	69.9	2.0%	169.4	2.1%	146.2	2.3%
Amortization of intangible assets	37.5	0.9%	32.7	0.9%	76.1	0.9%	65.3	1.0%
EBITDA	$364.5	8.3%	$267.3	7.5%	$621.3	7.6%	$424.1	6.6%
Non-cash stock-based compensation expense	11.5	0.3%	9.4	0.3%	19.8	0.2%	16.3	0.3%
Changes in fair value of acquisition-related contingent items	8.2	0.2%	(1.8)	(0.1)%	18.9	0.2%	(2.0)	(0.0)%
Impairments of equity method investments	—	—%	—	—%	7.9	0.1%	—	—%
Adjusted EBITDA	$384.2	8.8%	$274.8	7.8%	$667.9	8.1%	$438.5	6.9%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
EBITDA	$364.5	8.3%	$267.3	7.5%	$621.3	7.6%	$424.1	6.6%
Non-cash stock-based compensation expense (a)	11.5	0.3%	9.4	0.3%	19.8	0.2%	16.3	0.3%
Changes in fair value of acquisition-related contingent items (a)	8.2	0.2%	(1.8)	(0.1)%	18.9	0.2%	(2.0)	(0.0)%
Impairments of equity method investments (a)	—	—%	—	—%	7.9	0.1%	—	—%
Adjusted EBITDA	$384.2	8.8%	$274.8	7.8%	$667.9	8.1%	$438.5	6.9%
Segment:
Communications	$73.1	8.2%	$82.6	9.9%	$119.9	7.1%	$129.4	8.5%
Clean Energy and Infrastructure	128.2	7.9%	83.3	7.4%	217.2	7.4%	140.4	6.9%
Power Delivery	113.0	9.1%	91.3	8.7%	185.0	8.1%	142.7	7.3%
Pipeline Infrastructure	118.5	18.4%	62.1	11.5%	263.4	19.9%	106.6	11.9%
Other	13.6	NM	7.2	NM	11.0	NM	15.2	NM
Eliminations (b)	(4.2)	NM	—	NM	(9.4)	NM	—	NM
Segment Total	$442.2	10.1%	$326.5	9.2%	$787.1	9.6%	$534.3	8.4%
Corporate	(57.9)	—	(51.7)	—	(119.2)	—	(95.8)	—
Adjusted EBITDA	$384.2	8.8%	$274.8	7.8%	$667.9	8.1%	$438.5	6.9%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense and changes in fair value of acquisition-related contingent items are included within Corporate, while impairments of equity method investments are included within the Other segment EBITDA.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$145.7	$90.1	$215.4	$102.5
Adjustments:
Non-cash stock-based compensation expense	11.5	9.4	19.8	16.3
Amortization of intangible assets	37.5	32.7	76.1	65.3
Changes in fair value of acquisition-related contingent items	8.2	(1.8)	18.9	(2.0)
Impairments of equity method investments	—	—	7.9	—
Total adjustments, pre-tax	$57.2	$40.2	$122.7	$79.7
Income tax effect of adjustments (a)	(12.3)	(8.9)	(29.4)	(18.3)
Adjusted net income	$190.6	$121.5	$308.7	$163.9
Net income attributable to non-controlling interests	15.6	4.4	24.4	6.8
Adjusted net income attributable to MasTec, Inc.	$175.0	$117.1	$284.2	$157.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings per share	$1.65	$1.09	$2.42	$1.21
Adjustments:
Non-cash stock-based compensation expense	0.15	0.12	0.25	0.21
Amortization of intangible assets	0.48	0.42	0.97	0.83
Changes in fair value of acquisition-related contingent items	0.10	(0.02)	0.24	(0.02)
Impairments of equity method investments	—	—	0.10	—
Total adjustments, pre-tax	$0.73	$0.51	$1.56	$1.01
Income tax effect of adjustments (a)	(0.16)	(0.11)	(0.37)	(0.23)
Adjusted diluted earnings per share	$2.22	$1.49	$3.61	$1.99
(a)Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three months ended June 30, 2026 and 2025, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 24.8% and 25.4%, respectively, and as adjusted, were expenses, with effective tax rates of 24.0% and 24.6%, respectively. For the six months June 30, 2026 and 2025, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 24.5% and 21.0%, respectively, and as adjusted, were expenses, with effective tax rates of 24.3% and 21.8%, respectively. See Note 11 – Income Taxes in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding our consolidated tax amounts and effective tax rates for the respective periods.
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
Capital Expenditures. For the six months ended June 30, 2026, we spent approximately $188 million on capital expenditures, or $168 million, net of asset disposals, and incurred approximately $126 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $290 million on capital expenditures, or approximately $220 million, net of asset disposals, in 2026, and we expect to incur approximately $285 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.

Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the six months ended June 30, 2026, we used $267 million, net of cash acquired for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. From time to time, our acquisitions may contain certain additional payments if specified conditions are met. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of June 30, 2026 was approximately $57 million. Of this amount, approximately $9 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the six months ended June 30, 2026 and 2025, payments related to our Earn-out liabilities totaled $21 million and $19 million, respectively.
Income Taxes. For the six months ended June 30, 2026, tax refunds, net of tax payments, totaled approximately $12 million and for the six months ended June 30, 2025, tax payments, net of tax refunds, totaled approximately $34 million. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of June 30, 2026, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $4.2 billion as of June 30, 2026 as compared with $3.5 billion as of December 31, 2025, due primarily to higher levels of revenue, as well as the timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of general economic and market conditions on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our credit facilities and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, as well as potential acquisition, strategic arrangement and investment funding requirements and/or share repurchase activity, including the recent acquisition of Superior, and other liquidity needs for the next twelve months and the foreseeable future.
Sources and Uses of Cash
As of June 30, 2026, we had approximately $1,410 million in working capital, defined as current assets less current liabilities, as compared with $1,058 million as of December 31, 2025, an increase of approximately $352 million. Cash and cash equivalents totaled approximately $316 million and $396 million as of June 30, 2026 and December 31, 2025, respectively, for a decrease of $80 million. See discussion below for further details regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$120.3	$84.0
Net cash used in investing activities	$(425.9)	$(86.7)
Net cash provided by (used in) financing activities	$225.3	$(207.3)

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, net, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities was $120 million as compared to $84 million for the six months ended June 30, 2026 and 2025, respectively, for an increase in net cash provided by operating activities of approximately $36 million. The increase was due primarily to (i) an increase in net income as compared with the prior period; and (ii) changes in working capital compared with the prior period, including from the positive effect of timing-related changes in accounts payable and accrued expenses, offset, in part, by the unfavorable effect of timing-related changes in accounts receivable, net, primarily driven by higher levels of revenue and an increase in DSO.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 72 as of June 30, 2026 as compared with DSO of 65 as of December 31, 2025. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and to a lesser extent the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of June 30, 2026 as compared with December 31, 2025 was due to timing of ordinary course billing and collection activities. Other than certain ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities was $426 million as compared to $87 million for the six months ended June 30, 2026 and 2025, respectively, for an increase of $339 million. We paid $267 million in cash, net of cash acquired related to acquisition activity during the six months ended June 30, 2026, as compared with $7 million for the same period in 2025, for an increase of $260 million. These acquisitions were funded with cash on hand and borrowings under our senior unsecured credit facility. Capital expenditures totaled $188 million, or $168 million, net of asset disposals, for the six months ended June 30, 2026, as compared with $111 million, or $84 million, net of asset disposals, for the same period in 2025, for an increase in cash used in investing activities of approximately $84 million, primarily to support operational growth and the replacement of older machinery and equipment. Proceeds from other investments of approximately $16 million for the six months ended June 30, 2026 related to cash proceeds from the sale of our 15% equity interest in one of our investments.
In July 2026, we completed the acquisition of Superior in a cash and stock transaction. See “Recent Transactions.”
Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2026 was $225 million, as compared to $207 million of net cash used in financing activities for the same period in 2025, for an increase in cash provided by financing activities of approximately $433 million. The increase was primarily due to borrowings, net of repayments, under our credit facility and term loans, which increased by $375 million for the six months ended June 30, 2026 as compared with the same period in 2025. There were no share repurchases for the six months ended June 30, 2026, compared to approximately $77 million of cash settled for shares repurchases for the same period in 2025.
These increases in cash provided by financing activities were offset, in part, by an increase of approximately $13 million in payments for tax withholdings on stock-based awards, net of proceeds and cash payments for acquisition-related contingent assets related to the 2021 acquisition of HMG, which totaled approximately $9 million in 2026, whereas, in 2025, there were no payments. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $21 million for the six months ended June 30, 2026 as compared with $19 million for the same period in 2025.
In July 2026, we entered into a $700 million new unsecured delayed draw term loan facility and amended our Credit Facility to increase borrowing capacity by $350 million to $2.25 billion. Concurrent with the closing of the Superior acquisition, we drew the full $700 million under the delayed draw term loan facility and borrowed $580 million under our revolving Credit Facility to fund a portion of the acquisition and related transaction and financing costs. See “Recent Transactions.”
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”), which is composed of revolving commitments and matures on June 26, 2030. On July 7, 2026, the Credit Facility was amended to increase the aggregate revolving commitments from $1.9 billion to $2.25 billion. The other terms and conditions of the Credit Facility remain unchanged. As of June 30, 2026, outstanding revolving loans totaled approximately $476 million and availability for revolving loans totaled $1,369 million. Concurrent with the closing of the Superior acquisition, we borrowed $600 million under the Credit Facility, approximately $580 million of which was used to finance a portion of the cash consideration for the acquisition and related transactions and financing costs, with the remainder used for other working capital purposes.
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
2025 Term Loan Facility
As of June 30, 2026, we had $600 million outstanding under a senior unsecured term loan (the “2025 Term Loan Facility”) which matures on June 26, 2028. The 2025 Term Loan Facility is subject to certain provisions and covenants, as more fully described in Note 8 – Debt in the notes to the audited consolidated financial statements included in our 2025 Form 10-K.
2026 Term Loan Facility
On July 7, 2026, we entered into a new senior unsecured delayed draw term loan agreement (the “2026 Term Loan Facility”) to finance a portion of the consideration for the acquisition of Superior. The 2026 Term Loan Facility provided for $700 million in delayed draw term loan commitments, consisting of $400 million of three-year commitments and $300 million of four-year commitments, which were fully drawn concurrent with the closing of the Superior acquisition.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2026, and we expect to be in compliance with these provisions and covenants for the next twelve months.
Additional Information
See “Recent Transactions” for information regarding our recent acquisition of Superior and related debt transactions. For detailed discussion and additional information pertaining to our debt instruments, see Note 8 – Debt in the notes to the audited consolidated financial statements included in our 2025 Form 10-K. Also, see Note 8 – Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for current period balances, rates of interest and related discussion.
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
Impact of Inflation
The primary inflationary factors affecting our operations are labor, fuel and material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Immigration actions may also affect the availability of labor. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of their projects, and accordingly, demand for our services. Material and commodity prices are subject to volatility due to events outside of our control, such as tariff and trade actions and geopolitical events, which have contributed to recent market fluctuations. Inflation rates in the United States increased significantly over the past several years and, while inflationary pressure had shown signs of moderating, remain elevated. We expect this high-cost and dynamic environment to continue for the remainder of 2026 due, in part, to trade actions and geopolitical events described above under “General Economic, Market and Regulatory Conditions.” Elevated levels of labor, fuel and material costs have in the past and could in the future negatively affect our project margins to the extent that we are unable to pass such cost increases along to our customers. In addition, there is uncertainty of what effect, if any, trade tariffs and recent geopolitical events will have on inflation in future periods. Such market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing, type and scope of project work.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest expense is affected by the prevailing interest rate environment. While the cost of our variable-rate debt fluctuates with changes in market interest rates, interest on our fixed rate debt is unaffected by such changes. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. As of June 30, 2026, our variable interest rate debt was primarily related to our Credit Facility and 2025 Term Loan Facility. As of June 30, 2026, we had approximately $476 million of outstanding revolving loans under our Credit Facility, with a weighted average interest rate of 4.78%, and $600 million outstanding under our 2025 Term Loan Facility, with a weighted average interest rate of 4.77%. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and 2025 Term Loan Facility would have increased our interest expense by approximately $7 million for the six months ended June 30, 2026. Additionally, upon the July 2026 closing of the Superior acquisition, we made additional borrowings under our Credit Facility and drew $700 million of variable rate loans under the 2026 Term Loan Facility. See “Recent Transactions.”
As of June 30, 2026, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $75 million aggregate principal amount of 6.625% Senior Notes and $388 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.90%. None of this debt subjects us to financial statement risk associated with changes in interest rates, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 1% of our total revenue for the six months ended June 30, 2026. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the six months ended June 30, 2026. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the six months ended June 30, 2026, foreign currency translation losses, net, totaled approximately $2 million and related primarily to our activities in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2026. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including risks related to our recent acquisition of Superior and the financing thereof. However, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2025 Form 10-K, as updated by our Quarterly Reports on Form 10-Q and other filings we make with the SEC. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
April 1 through April 30	5,158	$334.27	—	$250,000,000
May 1 through May 31	3,101	$417.10	—	$250,000,000
June 1 through June 30	3,579	$371.81	—	$250,000,000
Total	11,838		—
(a)Includes 5,158, 3,022 and 3,579 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in April, May and June of 2026, respectively, and 79 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in May of 2026.
(b)As of June 30, 2026, the full amount remains available for share repurchases under our May 2025 $250 million share repurchase program, which was publicly announced on May 1, 2025.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2026, except as provided below, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Name	Title	Type of Plan	Action	Date of Action	Duration of Plan	Aggregate Number of Securities Covered Under the Plan
T. Michael Love	Chief Accounting Officer	Rule 10b5-1	Adopted	5/18/2026	(1)	(1)
Robert Apple	Chief Operating Officer	Rule 10b5-1	Terminated	6/5/2026	(2)	(2)
(1)On May 18, 2026, T. Michael Love, Chief Accounting Officer, adopted a Rule 10b5-1 sell-to-cover instruction plan that provides for the sale of shares of common stock necessary to satisfy tax withholding obligations arising exclusively from the vesting of shares of restricted stock on November 1, 2026, and the vesting of future awards not yet granted. The total number of shares of common stock that may be sold pursuant to the sell-to-cover instruction plan is not determinable as it will depend on the number of shares that vest and applicable tax withholding requirements. The sell-to-cover instruction plan will remain in effect indefinitely unless earlier terminated.
(2)On June 5, 2026, Robert Apple, Chief Operating Officer, terminated a Rule 10b5-1 plan, which was previously adopted on March 13, 2026. The terminated trading plan provided for the potential sale of up to 30,079 shares of our common stock, and was scheduled to be effective from June 12, 2026 until December 31, 2027.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

10.1
Term Loan Agreement, dated as of July 7, 2026, by and among MasTec, Inc. and MasTec North America, Inc., as Borrowers, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2026 and incorporated by reference herein.

10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 7, 2026, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 7, 2026 and incorporated by reference herein.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: July 30, 2026
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)