Form 10-Q
period 2026-09-30
MASTEC INC
filed 2026-10-29
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of October 26, 2026, MasTec, Inc. had 80,300,833 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2026

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$5,152,336	$3,966,948	$13,354,691	$10,359,371
Costs of revenue, excluding depreciation and amortization	4,491,474	3,429,199	11,659,641	9,074,981
Depreciation	93,773	71,837	263,150	217,996
Amortization of intangible assets	75,282	32,719	151,411	98,042
General and administrative expenses	228,545	183,580	649,222	524,448
Equity in earnings of integral unconsolidated affiliates, net	(12,186)	—	(12,186)	—
Operating income	$275,448	$249,613	$643,453	$443,904
Interest expense, net	61,798	45,444	152,425	128,337
Equity in earnings of unconsolidated affiliates, net	(8,040)	(6,555)	(14,740)	(23,911)
Loss on extinguishment of debt	3,219	—	3,219	—
Other income, net	(1,687)	(898)	(2,794)	(1,881)
Income before income taxes	$220,158	$211,622	$505,343	$341,359
Provision for income taxes	(52,439)	(45,125)	(122,222)	(72,401)
Net income	$167,719	$166,497	$383,121	$268,958
Net income attributable to non-controlling interests	17,153	5,837	41,598	12,629
Net income attributable to MasTec, Inc.	$150,566	$160,660	$341,523	$256,329

Earnings per share (Note 2):
Basic earnings per share	$1.90	$2.07	$4.36	$3.29
Basic weighted average common shares outstanding	79,077	77,702	78,372	77,857

Diluted earnings per share	$1.89	$2.04	$4.32	$3.26
Diluted weighted average common shares outstanding	79,820	78,648	79,143	78,672

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$167,719	$166,497	$383,121	$268,958
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains	(249)	(1,604)	(2,599)	2,925
Unrealized gains (losses) on investment activity	3,084	(977)	3,515	(5,701)
Comprehensive income	$170,554	$163,916	$384,037	$266,182

Net income attributable to non-controlling interests	17,153	5,837	41,598	12,629
Foreign currency translation (losses) gains attributable to non-controlling interests	(70)	2,108	(1,037)	(2,986)
Comprehensive income attributable to non-controlling interests	$17,083	$7,945	$40,561	$9,643

Comprehensive income attributable to MasTec, Inc.	$153,471	$155,971	$343,476	$256,539

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$481,816	$396,030
Accounts receivable, net of allowance	2,540,696	1,540,263
Contract assets	2,778,154	2,001,913
Inventories, net	110,531	112,465
Prepaid expenses	136,084	183,575
Other current assets	154,045	94,833
Total current assets	$6,201,326	$4,329,079
Property and equipment, net	2,058,714	1,728,470
Operating lease right-of-use assets	522,649	457,270
Goodwill, net	3,037,312	2,248,992
Other intangible assets, net	1,732,989	656,248
Other long-term assets	584,099	503,483
Total assets	$14,137,089	$9,923,542
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$180,704	$154,311
Current portion of operating lease liabilities	200,541	175,649
Accounts payable	1,947,737	1,280,897
Accrued salaries and wages	372,523	248,266
Other accrued expenses	556,102	540,778
Contract liabilities	1,101,464	747,730
Other current liabilities	115,056	123,414
Total current liabilities	$4,474,127	$3,271,045
Long-term debt, including finance leases	3,987,761	2,176,372
Long-term operating lease liabilities	335,583	292,839
Deferred income taxes	518,731	478,156
Other long-term liabilities	621,522	370,609
Total liabilities	$9,937,724	$6,589,021
Commitments and contingencies (Note 13)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 99,436,499 and 99,319,916 (including 1,018,567 and 1,038,778 of unvested stock awards) as of September 30, 2026 and December 31, 2025, respectively	9,944	9,932
Capital surplus	1,723,049	1,319,920
Retained earnings	3,049,146	2,707,623
Accumulated other comprehensive loss	(42,080)	(44,033)
Treasury stock, at cost: 19,135,239 and 20,422,329 shares as of September 30, 2026 and December 31, 2025, respectively	(687,865)	(734,133)
Total MasTec, Inc. shareholders’ equity	$4,052,194	$3,259,309
Non-controlling interests	$147,171	$75,212
Total equity	$4,199,365	$3,334,521
Total liabilities and equity	$14,137,089	$9,923,542

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Three Months Ended September 30, 2026
Balance as of June 30, 2026	99,442,020	$9,945	(20,354,737)	$(731,703)	$1,345,131	$2,898,580	$(44,985)	$3,476,968	$123,015	$3,599,983
Net income						150,566		150,566	17,153	167,719
Other comprehensive income (loss)							2,905	2,905	(70)	2,835
Non-cash stock-based compensation					11,297			11,297		11,297
Forfeiture of restricted shares, net	(5,405)	(1)			1			—		—
Shares withheld for taxes, net of other stock issuances	(116)	—			(37)			(37)		(37)
Issuance of shares in connection with acquisitions			1,219,498	43,838	366,657			410,495		410,495
Distributions to non-controlling interests, net								—	(13,625)	(13,625)
Non-controlling interests assumed related to acquisitions								—	20,698	20,698
Balance as of September 30, 2026	99,436,499	$9,944	(19,135,239)	$(687,865)	$1,723,049	$3,049,146	$(42,080)	$4,052,194	$147,171	$4,199,365

Three Months Ended September 30, 2025
Balance as of June 30, 2025	99,335,857	$9,933	(20,422,329)	$(734,133)	$1,303,045	$2,404,250	$(35,948)	$2,947,147	$67,218	$3,014,365
Net income						160,660		160,660	5,837	166,497
Other comprehensive (loss) income							(4,689)	(4,689)	2,108	(2,581)
Non-cash stock-based compensation					9,314			9,314		9,314
Forfeiture of restricted shares, net	(8,559)	(1)			1			—		—
Shares withheld for taxes, net of other stock issuances	(193)	—			(35)			(35)		(35)
Distributions to non-controlling interests								—	(8,227)	(8,227)
Balance as of September 30, 2025	99,327,105	$9,932	(20,422,329)	$(734,133)	$1,312,325	$2,564,910	$(40,637)	$3,112,397	$66,936	$3,179,333

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2026
Balance as of December 31, 2025	99,319,916	$9,932	(20,422,329)	$(734,133)	$1,319,920	$2,707,623	$(44,033)	$3,259,309	$75,212	$3,334,521
Net income						341,523		341,523	41,598	383,121
Other comprehensive income (loss)							1,953	1,953	(1,037)	916
Non-cash stock-based compensation					31,046			31,046		31,046
Issuance of restricted shares, net	178,091	18			(18)			—		—
Shares withheld for taxes, net of other stock issuances	(61,508)	(6)			(18,320)			(18,326)		(18,326)
Issuance of shares in connection with acquisitions			1,287,090	46,268	390,421			436,689		436,689
Distributions to non-controlling interests, net								—	(31,103)	(31,103)
Non-controlling interests assumed related to acquisitions								—	62,501	62,501
Balance as of September 30, 2026	99,436,499	$9,944	(19,135,239)	$(687,865)	$1,723,049	$3,049,146	$(42,080)	$4,052,194	$147,171	$4,199,365

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	99,029,011	$9,903	(19,719,796)	$(656,807)	$1,291,027	$2,308,581	$(40,847)	$2,911,857	$75,486	$2,987,343
Net income						256,329		256,329	12,629	268,958
Other comprehensive income (loss)							210	210	(2,986)	(2,776)
Non-cash stock-based compensation					25,628			25,628		25,628
Issuance of restricted shares, net	336,872	33			(33)			—		—
Shares withheld for taxes, net of other stock issuances	(38,778)	(4)			(4,297)			(4,301)		(4,301)
Acquisition of treasury stock, at cost			(702,533)	(77,326)				(77,326)		(77,326)
Distributions to non-controlling interests, net								—	(18,193)	(18,193)
Balance as of September 30, 2025	99,327,105	$9,932	(20,422,329)	$(734,133)	$1,312,325	$2,564,910	$(40,637)	$3,112,397	$66,936	$3,179,333

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$383,121	$268,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	263,150	217,996
Amortization of intangible assets	151,411	98,042
Non-cash stock-based compensation expense	31,046	25,628
(Benefit from) provision for deferred income taxes	(841)	84,030
Equity in earnings of unconsolidated affiliates, net	(34,799)	(23,911)
Impairments of equity method investments	7,873	—
Gains on sales and impairments of assets, net	(26,161)	(13,445)
Loss on extinguishment of debt	3,219	—
Non-cash interest expense, net	2,766	3,724
Other non-cash items, net	(1,661)	1,102
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(450,246)	(304,802)
Contract assets	(710,196)	(453,510)
Inventories	(2,408)	(7,527)
Other assets, current and long-term portion	30,864	(55,572)
Accounts payable and accrued expenses	504,291	316,030
Contract liabilities	144,068	(5,263)
Other liabilities, current and long-term portion	92,277	21,496
Net cash provided by operating activities	$387,774	$172,976
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,634,219)	(24,479)
Capital expenditures	(275,657)	(179,764)
Proceeds from sales of property and equipment	46,377	42,342
Payments for other investments	(5,603)	—
Proceeds from other investments	17,000	2,650
Other investing activities, net	(3,734)	3,924
Net cash used in investing activities	$(1,855,836)	$(155,327)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	6,652,537	4,407,886
Repayments of credit facilities and term loans	(5,476,649)	(4,327,327)
Proceeds from issuance of 5.850% senior notes	647,764	—
Repayments of 6.625% senior notes	(74,884)	—
Payments of finance lease obligations	(112,300)	(126,553)
Repurchases of common stock	—	(77,326)
Payments of acquisition-related contingent consideration	(11,368)	(17,482)
Payments for acquisition-related contingent assets	(8,952)	—
Payments to non-controlling interests, net	(31,103)	(18,193)
Payments for stock-based awards	(18,326)	(4,830)
Other financing activities, net	(12,530)	(23,216)
Net cash provided by (used in) financing activities	$1,554,189	$(187,041)
Effect of currency translation on cash	(341)	907
Net increase (decrease) in cash and cash equivalents	$85,786	$(168,485)
Cash and cash equivalents - beginning of period	$396,030	$399,903
Cash and cash equivalents - end of period	$481,816	$231,418

Supplemental cash flow information:
Interest paid	$146,322	$131,052
Income taxes paid, net of refunds	$18,098	$36,621
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases and other financing arrangements	$212,763	$187,640
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec,” or the “Company”) is a leading North American infrastructure engineering and construction company focused primarily on engineering, building, installation, maintenance and upgrade of communications, energy and utility and other infrastructure, such as: wireless, wireline/fiber; power delivery infrastructure, including transmission, distribution, large load electrical infrastructure, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including the construction and maintenance of buildings, roads, bridges, rail, water/sewer systems and other civil infrastructure, including data center infrastructure; and environmental remediation services. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Power Delivery; (4) Pipeline Infrastructure and (5) Other.
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
When appropriate, prior year amounts are reclassified to conform with the current period presentation. Beginning in 2026, certain reclassifications were made to the consolidated statements of operations. The Company now presents a separate “Operating income” subtotal on the consolidated statements of operations, which is common practice within the Company’s industry and enhances comparability with the Company’s peers. Additionally, changes in fair value of acquisition-related contingent items, which are composed of earn-outs and additional payments in connection with prior year acquisitions, have been reclassified from Other income, net to General and administrative expenses. Previously reported periods have been reclassified to conform to the current period presentation. These changes in presentation did not impact previously reported Income before income taxes or Net income, and did not change how the Company evaluates its performance.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing models, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled approximately 35% and 38% of consolidated revenue for the three and nine months ended September 30, 2026, respectively, and totaled approximately 43% and 45% for the three and nine months ended September 30, 2025, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% of consolidated revenue for both the three and nine months ended September 30, 2026, and approximately 1% for both the three and nine months ended September 30, 2025.
The total transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method are based primarily on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to the amount of revenue recognized in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are estimated. For both the nine months ended September 30, 2026 and 2025, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2025 and 2024, respectively. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods positively affected revenue by approximately 0.2% and 0.6% for the three months ended September 30, 2026 and 2025, respectively, and such net changes positively affected revenue by approximately 0.5% and 1.0% for the nine months ended September 30, 2026 and 2025, respectively.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2026, the amount of the Company’s remaining performance obligations was $19.1 billion. Based on current expectations, the Company anticipates it will recognize approximately $4.3 billion, or 22.5%, of its remaining performance obligations as revenue during 2026, with the majority of the remaining balance expected to be recognized over the subsequent two year period, and the balance recognized thereafter. Estimates of the timing of revenue recognition for remaining performance obligations may change as a result of project accelerations, cancellations, deferrals or other changes in the timing of project work, including changes in project schedules, weather conditions, regulatory matters, permitting, and market conditions. These factors, among others, could cause revenue to be realized in periods and at levels different from those originally expected.
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
As of September 30, 2026 and December 31, 2025, the Company’s contract transaction prices included approximately $334 million and $229 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both September 30, 2026 and December 31, 2025, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process for such amounts and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.

Supplier Financing Program
The Company has provided certain of its suppliers with access to a supplier finance program administered through a third party, which facilitates participating suppliers’ ability to finance payments due from the Company through third-party financial institutions. Participating suppliers may, at their sole discretion, receive payment of the Company’s obligation prior to the scheduled due dates, at a discounted price from the third party. The Company agrees to pay the financial institution the stated amount generally within 60 days of receipt of the invoice. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. The Company does not have pledged assets or other guarantees under the program. As of September 30, 2026 and December 31, 2025, the outstanding payment obligations under the Company’s supplier finance program totaled approximately $130.4 million and $125.6 million, respectively, which amounts are recorded within accounts payable in the consolidated balance sheets. The associated payments are included within operating activities in the consolidated statements of cash flows.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to MasTec:
Net income - basic and diluted	$150,566	$160,660	$341,523	$256,329
Weighted average shares outstanding:
Weighted average shares outstanding - basic	79,077	77,702	78,372	77,857
Dilutive common stock equivalents (a)	743	946	771	815
Weighted average shares outstanding - diluted	79,820	78,648	79,143	78,672
(a)For the three months ended September 30, 2026 and 2025, anti-dilutive common stock equivalents totaled approximately 2,000 and 1,000, respectively, and for the nine months ended September 30, 2026 and 2025, such shares totaled approximately 139,000 and 12,000, respectively.
Share Repurchases. There were no share repurchases under the Company’s share repurchase program for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company repurchased 702,533 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding was a reduction of approximately 483,000 shares. See Note 10 – Stockholders' Equity for details of the Company’s share repurchase transactions.
Shares Issued for Acquisitions. The Company has issued shares of its common stock in connection with certain acquisitions. During the quarter ended September 30, 2026, the Company issued 1,219,498 shares of its common stock from its treasury shares in connection with the acquisition of Electrical Specialists, Inc., d/b/a The Superior Group (“Superior”) on July 20, 2026, of which the weighted average impact was an increase of approximately 954,000 and 322,000 shares for the three and nine months ended September 30, 2026, respectively. During the second quarter of 2026, the Company issued 67,592 shares in connection with certain additional payments made to the sellers in the 2021 acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”). See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the period indicated (in millions):

	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Total Goodwill
Goodwill, gross, as of December 31, 2025	$557.0	$767.5	$397.2	$642.6	$2,364.3
Accumulated impairment loss (a)	—	—	—	(115.3)	(115.3)
Goodwill, net, as of December 31, 2025	$557.0	$767.5	$397.2	$527.3	$2,249.0
Additions from new business combinations	6.3	97.7	639.2	30.7	773.9
Measurement period adjustments (b)	(0.6)	17.7	—	(0.1)	17.0
Currency translation adjustments	—	—	—	(2.6)	(2.6)
Goodwill, net, as of September 30, 2026	$562.7	$882.9	$1,036.4	$555.3	$3,037.3
(a)    Accumulated impairment loss includes the effects of currency translation gains and/or losses.
(b)    Represents adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the nine months ended September 30, 2026 were primarily the result of net working capital and valuation adjustments.

The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog (a)	Trade Names	Other (b)	Total
Other intangible assets, gross, as of December 31, 2025	$1,113.2	$228.3	$80.0	$1,421.5
Accumulated amortization	(628.8)	(83.7)	(52.8)	(765.3)
Other intangible assets, net, as of December 31, 2025	$484.4	$144.6	$27.2	$656.2
Additions from new business combinations	1,137.9	88.9	4.0	1,230.8
Measurement period adjustments (c)	(1.5)	—	—	(1.5)
Currency translation adjustments	(0.7)	(0.1)	(0.3)	(1.1)
Amortization expense	(130.0)	(17.3)	(4.1)	(151.4)
Other intangible assets, net, as of September 30, 2026	$1,490.1	$216.1	$26.8	$1,733.0
(a)As of September 30, 2026 and December 31, 2025, the gross amount of customer relationships totaled $2,053.8 million and $1,051.3 million, respectively, and, net of accumulated amortization, totaled $1,388.6 million and $465.2 million, respectively.
(b)Consists principally of pre-qualifications, intellectual property and non-compete agreements. Additions for the nine months ended September 30, 2026 related to the first quarter asset acquisition included within the Company’s Pipeline Infrastructure segment.
(c)Represents adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the nine months ended September 30, 2026 related primarily to decreases in amortizing intangible assets resulting from valuation adjustments.
During the three months ended September 30, 2026, no events occurred that would indicate it was more likely than not that goodwill or other intangible asset impairments exist.
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
2026 Acquisitions. Effective in January 2026, MasTec acquired 86% of the equity interests of McKee Utility Contractors, LLC (“McKee”), an infrastructure services company that specializes in water and wastewater distribution networks in the south central region of the United States, which is included within the Company’s Clean Energy and Infrastructure segment. MasTec has the option to acquire the remaining noncontrolling interest in the entity following the third anniversary of the consummation date. The aggregate purchase price consisted of approximately $237 million in cash, net of cash acquired, subject to certain working capital and other contractually agreed-upon adjustments.
On July 20, 2026, MasTec acquired all of the equity interests of Superior, a premier full-service electrical contractor focused on critical infrastructure, which is included within the Company’s Power Delivery segment. Superior is a recognized leader in large load electrical infrastructure while serving a diverse range of end markets, including technology, healthcare, entertainment and industrial. The aggregate purchase price consisted of $1.2 billion in cash, net of cash acquired, subject to certain working capital and other contractually agreed-upon adjustments; 1,219,498 shares of MasTec common stock issued from its treasury shares; and a three-year earn-out liability, with no maximum payment amount. The cash portion of the acquisition was funded with a combination of cash on hand, borrowings under the Company’s amended Credit Facility, and a new unsecured term loan facility. See Note 8 – Debt for additional information.
Additionally, effective in June 2026, MasTec acquired all of the equity interests of a fiber optic repair and telecommunications company, which is included within the Company’s Communications segment; and, effective in August 2026, MasTec acquired all of the equity interests of a company that specializes in pipeline infrastructure, which is included within the Company’s Pipeline Infrastructure segment. The aggregate purchase price of these acquisitions consisted of $128 million in cash, net of cash acquired, and earn-out liabilities with terms of up to five years.

The following table summarizes, as of September 30, 2026, the estimated fair values of the consideration paid, net assets acquired, and non-controlling interest assumed for the Company’s 2026 acquisitions (in millions):

Acquisition consideration:	McKee	Superior	All Others
Cash paid	$261.4	$1,297.7	$128.3
Value of shares transferred	—	410.5	—
Estimated fair value of contingent consideration	—	179.4	15.5
Less: cash acquired	(24.8)	(59.6)	(0.3)
Total consideration paid, net	$236.6	$1,828.0	$143.5

Assets acquired and liabilities assumed:
Accounts receivable and contract assets	$79.7	$495.5	$40.2
Property and equipment	42.1	9.8	59.2
Amortizing intangible assets	141.5	1,034.0	44.3
Other assets (a)	17.4	87.1	0.7
Accounts payable	(30.0)	(182.9)	(22.1)
Contract liabilities	(22.9)	(181.6)	(3.6)
Other accrued expenses	(11.6)	(32.3)	(11.0)
Other liabilities (b)	(43.7)	(19.9)	(1.3)
Total identifiable net assets, excluding cash	$172.4	$1,209.7	$106.5

Goodwill	105.8	639.2	37.0
Total net assets, excluding cash	$278.2	$1,848.9	$143.5

Less: non-controlling interest	(41.6)	(20.9)	—

Total net assets acquired	$236.6	$1,828.0	$143.5
(a)Other assets acquired primarily consist of prepaid expenses and operating lease right-of-use assets, and for the Superior acquisition, the basis in equity method investments.
(b)Other liabilities acquired include operating lease liabilities and, for the McKee acquisition, deferred income taxes.
Amortizing intangible assets related to the 2026 acquisitions are primarily composed of customer relationships and, to a lesser extent, backlog and trade names. The weighted average amortization period of the amortizable intangible assets acquired was 8.9 years. The following table summarizes the estimated fair values of identifiable intangible assets for the Company’s 2026 acquisitions as of September 30, 2026, and the related weighted average amortization periods by type (in millions):

		Estimated Fair Value
	Weighted Average Amortization Period (in years)	McKee	Superior	All Others
Customer relationships	9.8	$108.3	$856.0	$40.7
Backlog	1.5	30.4	95.0	0.5
Trade names	9.2	2.8	83.0	3.1
Total identifiable intangible assets		$141.5	$1,034.0	$44.3
Customer relationships are based on operational history and the nature of the customers, which are primarily municipalities and utility customers for McKee and primarily general contractors for Superior. Backlog is based on estimated cash flows expected to be derived from future work on acquired contracts with customers. The fair values of the customer relationships and acquired backlog intangible assets were determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected operating cash flows generated by the intangible asset after considering the cost to realize revenue and an appropriate discount rate to reflect the time value and risk associated with the invested capital. The fair values of the trade names were determined using the relief-from-royalty method under the income approach, which assumes that the assets have value to the extent that the Company is relieved of the obligation to pay royalties for the benefits received from them, with significant assumptions including forecasted revenue, royalty rates and discount rates. The significant assumptions used by the Company in determining the fair value of customer relationships intangible assets include forecasted revenues attributable to customer relationships, Earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rates, and customer attrition rates. Such assumptions are classified as Level 3 inputs within the fair value hierarchy. The weighted average discount rate and customer attrition rates used to determine the fair value of the customer relationships for the acquisitions were 19.9% and 5.0%, respectively, for the Company’s 2026 acquisitions.

Determination of the estimated fair values of net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC Topic 805, Business Combinations (“ASC 805”), was preliminary as of September 30, 2026; as a result, further adjustments to these estimates may occur, with potential updates primarily related to amortizing intangible asset values, accounts payable, certain contingent liabilities, contract liabilities, and closing working capital adjustments. The Company expects to finalize the valuations and complete the purchase price consideration allocations no later than one year from the acquisition dates. As of September 30, 2026, the remaining potential undiscounted earn-out liabilities for the 2026 acquisitions were estimated to be up to $318 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. As of September 30, 2026, $676 million of the goodwill balance related to these acquisitions is expected to be tax deductible.
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
Additionally, effective in July 2025, MasTec acquired certain of the assets of an equipment company, which is accounted for as an asset acquisition under ASC 805 and included within the Company’s Pipeline Infrastructure segment.
The aggregate purchase price of the Company’s 2025 acquisitions was composed of approximately $89 million in cash, net of cash acquired, and a five year earn-out liability valued at approximately $13 million with respect to one of such acquisitions. Determination of the estimated fair values of net assets acquired and consideration transferred for two of these acquisitions, which have been accounted for as business combinations under ASC 805, was preliminary as of September 30, 2026; as a result, further adjustments to these estimates may occur. The Company expects to finalize the valuation and complete the purchase price consideration allocation no later than one year from the acquisition date. As of September 30, 2026, the remaining potential undiscounted earn-out liabilities for the 2025 acquisitions were estimated to be between $2 million and $18 million; however, there is no maximum payment amount. See Note 4 – Fair Value of Financial Instruments for fair value estimates and other details related to the Company’s earn-out arrangements. Approximately $34 million of the goodwill balance related to the 2025 acquisitions is expected to be tax deductible as of September 30, 2026.
HMG Additional Payments. The purchase agreement in connection with the 2021 acquisition of HMG provided for certain additional payments to be made to the sellers if certain receivables are collected by the Company (the “Additional Payments”). As of December 31, 2025, the estimated fair value of remaining Additional Payments totaled $17.8 million, which was included within other current liabilities in the consolidated balance sheets. During the first and second quarters of 2026, the Company collected the remaining receivables subject to the Additional Payments, including the $3.9 million collected during the first quarter of 2026. As a result, a final Additional Payment of $35.1 million was made in May 2026, consisting of approximately $8.9 million in cash, which is reflected within financing activities in the consolidated statements of cash flows, and 67,592 shares of MasTec common stock. For the nine months ended September 30, 2026 and 2025, the Company recorded fair value adjustments totaling expenses of $13.4 million and $3.9 million, respectively, which are recorded within general and administrative expenses.
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
The Company’s unaudited pro forma financial results were prepared by adding the unaudited historical results of acquired businesses to the historical results of MasTec, and then adjusting those combined results for (i) acquisition costs; (ii) amortization expense from acquired intangible assets; (iii) interest expense associated with debt incurred to finance the acquisitions; (iv) interest expense from debt repaid upon acquisition; and (v) other purchase accounting related adjustments. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and other factors, many of which are beyond the Company’s control.
The following table provides unaudited supplemental pro forma results for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$5,252.0	$4,346.5	$14,288.8	$11,477.5
Net income	174.3	174.6	403.0	276.9
Acquisition results. Revenue and net income from the Company’s 2026 acquisitions included within the Company’s consolidated results of operations for the three months ended September 30, 2026 were $602.4 million and $44.9 million, respectively, and $735.6 million and $50.2 million for the nine months ended September 30, 2026, respectively. Revenue and net income from the Company’s 2025 acquisitions included within the Company’s consolidated results of operations for both the three and nine months ended September 30, 2025 were immaterial. Acquisition costs incurred for acquisitions completed in 2026 were $5.8 million and $7.8 million for the three and nine months ended September 30, 2026, respectively.

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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, which the Company refers to as “Earn-outs,” that are contingent upon the acquired businesses achieving certain levels of earnings in the future. The fair values of the Company’s Earn-out liabilities are estimated using income approaches, such as discounted cash flow or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, such as projected financial results, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which as of September 30, 2026 ranged from 11.0% to 23.8% with a weighted average rate of 14.1%, and probability-weighted projections of revenue, operating costs and cash flows. Significant changes in any of these assumptions could result in significantly higher or lower estimated Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of September 30, 2026, the range of potential undiscounted Earn-out liabilities was estimated to be between $18 million and $383 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations, changes in the expected fair value of future payment obligations, and payments. The following table, which may contain slight summation differences due to rounding, provides a reconciliation of changes in Earn-out liabilities measured at fair value for the periods indicated (in millions):

	Nine Months Ended September 30,
	2026	2025
Balance as of beginning of period (a)	$72.6	$112.7
Additions	194.9	0.3
Fair value adjustments (b)	12.9	(3.3)
Payments	(21.3)	(24.8)
Balance as of end of period (a)	$259.1	$84.9
(a)Earn-out liabilities included within other current liabilities totaled approximately $25.1 million and $28.2 million as of September 30, 2026 and December 31, 2025, respectively.
(b)For the nine months ended September 30, 2026, fair value adjustments related primarily to increases within the Power Delivery segment. For the nine months ended September 30, 2025, fair value adjustments related primarily to decreases within the Power Delivery segment, which were partially offset by increases primarily within the Pipeline Infrastructure segment.
Equity Investments
The Company’s equity investments as of September 30, 2026 include the Company’s: (i) 33% equity interests in Trans-Pecos Pipeline, LLC and Comanche Trail Pipeline, LLC, collectively “Waha JVs”; (ii) 33% to 50% equity interests in equity investments specializing in electrical contracting that were included in the net assets acquired as part of the Superior acquisition and are operationally integral to the Company’s business (the “Integral Investments”); (iii) interests in certain proportionately consolidated non-controlled joint ventures; and (iv) certain other equity investments. As of September 30, 2026 and December 31, 2025, the aggregate carrying value of the Company’s equity investments, which are recorded within other long-term assets in the consolidated balance sheets, totaled approximately $452 million and $377 million, respectively. Income or loss from these investments is recorded in the consolidated statements of operations as Equity in earnings of integral unconsolidated affiliates, net for the Integral Investments and within Equity in earnings of unconsolidated affiliates, net for all other equity investments, including the Waha JVs.
During the first quarter of 2026, the Company sold its 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”) for approximately $17 million, resulting in an immaterial gain. Except for an investment for which the Company recorded an other-than-temporary impairment loss of $7.9 million, included within equity in earnings of unconsolidated affiliates, net, in the first quarter of 2026, there were no impairments related to these investments in either of the three or nine months ended September 30, 2026 or 2025.

The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure in the U.S. that transports natural gas to the Mexico border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $159 million as of September 30, 2026. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $305 million and $290 million as of September 30, 2026 and December 31, 2025, respectively. The table below reflects the investment activity of the Waha JVs for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity in earnings (a)	$7.8	$7.3	$23.4	$23.3
Distributions of earnings (b)	4.5	7.2	11.3	17.1
(a)Equity in earnings related to the Company’s proportionate share of income from the Waha JVs is recorded in Equity in earnings of unconsolidated affiliates, net in the consolidated statements of operations and included within the Company’s Other segment.
(b)Distributions of earnings from the Waha JVs are included within operating cash flows.
Other Equity Investments. The Company has equity interests in certain other entities that are accounted for as equity method investments, including the Integral Investments. For the nine months ended September 30, 2026, equity contributions related to these entities totaled approximately $1.6 million, and for the nine months ended September 30, 2025, the Company made no equity contributions to these other entities. For the nine months ended September 30, 2026 and 2025, distributions from these entities totaled approximately $15.1 million and $0.5 million, respectively, with the 2026 distributions primarily related to the Company’s Integral Investments.
Certain subsidiaries of MasTec provide services to certain of these equity method investments. Revenue recognized in connection with these services totaled approximately $18.3 million for both the three and nine months ended September 30, 2026. Additionally, the Company has subcontracting arrangements with certain of these entities for the performance of construction services, and expenses recognized in connection with these arrangements totaled approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and totaled approximately $0.9 million and $2.9 million for the three and nine months ended September 30, 2025, respectively. As of both September 30, 2026 and December 31, 2025, related amounts payable to these entities totaled approximately $0.3 million. As of September 30, 2026 and December 31, 2025, receivables from these entities totaled approximately $2.0 million and $4.0 million, respectively.
Variable Interest Entities. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). Management assesses its VIEs on an ongoing basis to determine if the Company is the primary beneficiary and if consolidation is required. As of September 30, 2026, management determined that the Company is the primary beneficiary of two of its VIEs, which include an electric utility contractor. Accordingly, these entities have been consolidated within the Company’s financial statements, with the other parties’ interests accounted for as non-controlling interests. As of September 30, 2026 and December 31, 2025, the carrying values of assets associated with the Company’s consolidated VIEs totaled approximately $155.5 million and $187.3 million, respectively, which amounts consisted primarily of accounts receivable, net of allowance and contract assets. The carrying values of liabilities associated with the Company’s consolidated VIEs totaled approximately $152.0 million and $184.6 million as of September 30, 2026 and December 31, 2025, respectively, which amounts consisted primarily of accounts payable. The Company has not provided, nor is it obligated to provide, any financial support to any of its consolidated VIEs.
The carrying values of the Company’s VIEs that are not consolidated totaled approximately $12 million and $20 million as of September 30, 2026 and December 31, 2025, respectively, and are recorded within other long-term assets in the consolidated balance sheets, with the decrease primarily attributable to an other-than-temporary impairment loss of $7.9 million, as described above. Management believes that the Company’s maximum exposure to loss for its non-consolidated VIEs, inclusive of additional financing commitments, approximated $13 million and $28 million as of September 30, 2026 and December 31, 2025, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	September 30, 2026	December 31, 2025
Contract billings	$2,554.3	$1,558.2
Less allowance	(13.6)	(17.9)
Accounts receivable, net of allowance	$2,540.7	$1,540.3

Retainage	$756.2	$428.4
Unbilled receivables	2,022.0	1,573.5
Contract assets	$2,778.2	$2,001.9

Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables, which are included in contract assets, represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. As of September 30, 2026, the increase in contract assets was driven primarily by ordinary course project activity within the Company’s Clean Energy and Infrastructure and Power Delivery segments, including increased project volume and the timing of billings, as well as the impact of the McKee acquisition in the first quarter within the Clean Energy and Infrastructure segment and the Superior acquisition in the third quarter within the Power Delivery segment.
For the nine months ended September 30, 2026 and 2025, provisions for credit losses totaled recoveries of approximately $3.4 million and $0.7 million, respectively, both of which included certain project-specific reserves. Impairment losses on contract assets were not material in either period.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue and also include the amount of any accrued project losses. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Total contract liabilities, including accrued project losses, totaled approximately $1,101.5 million and $747.7 million as of September 30, 2026 and December 31, 2025, respectively, of which deferred revenue comprised approximately $1,087.1 million and $741.0 million, respectively. The increase in contract liabilities as of September 30, 2026 was driven primarily by ordinary course project activity, including increased project volume and the timing of billings within the Company’s Clean Energy and Infrastructure segment, as well as the impact of the Superior acquisition in the third quarter within the Power Delivery segment, partially offset by a decrease in connection with the timing of billings in the Power Delivery segment.
For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of approximately $713.0 million and $695.4 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2025 and December 31, 2024, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to certain non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. The Company has certain additional non-recourse financing arrangements under which it continues to manage collections for the transferred receivables, and for which the corresponding servicing assets or liabilities are not material. For the nine months ended September 30, 2026 and 2025, the Company sold approximately $483 million and $378 million, respectively, of receivables under financing arrangements for which it continues to manage collections for the transferred receivables, and, as of September 30, 2026 and December 31, 2025, outstanding sold receivables related thereto totaled approximately $148 million and $172 million, respectively, which amounts are excluded from accounts receivable, net of allowance, in the consolidated balance sheets. The Company’s involvement in the collection process for these receivables is not considered to constitute significant continuing involvement, and, therefore, the receivables are accounted for as a sale under ASC Topic 860, Transfers and Servicing. Cash collections from the sale of receivables are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to arrangements with certain customers that allow for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to the above described financing arrangements, which are included within interest expense, net, totaled approximately $3.9 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively, and totaled approximately $15.8 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases, as of the dates indicated (in millions):

	September 30, 2026	December 31, 2025
Land	$64.0	$65.3
Buildings and leasehold improvements	113.0	101.2
Machinery, equipment and vehicles	3,668.1	3,295.8
Office equipment, furniture and internal-use software	368.2	375.9
Construction in progress	92.9	49.1
Total property and equipment	$4,306.2	$3,887.3
Less accumulated depreciation and amortization	(2,247.5)	(2,158.8)
Property and equipment, net	$2,058.7	$1,728.5
As of September 30, 2026 and December 31, 2025, the gross amount of capitalized internal-use software totaled $245.3 million and $247.2 million, respectively, and, net of accumulated amortization, totaled $42.1 million and $54.0 million, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $22.3 million and $9.3 million as of September 30, 2026 and 2025, respectively.

Note 7 – Other Accrued Expenses
The following table provides details of other accrued expenses as of the dates indicated (in millions):

	September 30, 2026	December 31, 2025
Accrued project costs	$200.2	$270.9
Self-insurance and related liabilities (a)	102.4	81.9
Income, sales and other taxes	131.4	64.7
Other	122.1	123.3
Other accrued expenses	$556.1	$540.8
(a)    See Note 13 – Commitments and Contingencies for additional information on insurance reserves.
Note 8 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2026	December 31, 2025
Senior credit facility:	June 26, 2030
Revolving loans		$1,042.2	$118.0
4.500% Senior Notes	August 15, 2028	600.0	600.0
5.900% Senior Notes	June 15, 2029	550.0	550.0
6.625% Senior Notes	August 15, 2029	—	72.3
5.850% Senior Notes	September 30, 2036	650.0	—
2025 Term Loan Facility	June 26, 2028	150.0	600.0
2026 Term Loan Facility:
Three-Year Tranche	July 20, 2029	400.0	—
Four-Year Tranche	July 19, 2030	300.0	—
Finance lease and other obligations		498.9	405.3
Total debt obligations		$4,191.1	$2,345.6
Less unamortized discount and deferred financing costs		(22.6)	(14.9)
Total debt obligations, net		$4,168.5	$2,330.7
Current portion of long-term debt		180.7	154.3
Long-term debt		$3,987.8	$2,176.4
Senior Credit Facility
The Company maintains a senior unsecured credit facility (the “Credit Facility”), which is composed of revolving commitments and matures on June 26, 2030. On July 7, 2026, the Credit Facility was amended to increase the aggregate revolving commitments from $1.9 billion to $2.25 billion. The other terms and conditions of the Credit Facility remain unchanged.
As of both September 30, 2026 and December 31, 2025, the fair value of the Credit Facility, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
As of September 30, 2026 and December 31, 2025, outstanding revolving loans accrued interest at weighted average rates of approximately 5.09% and 4.56% per annum, respectively, and included $42.2 million and $43.0 million, respectively, of borrowings denominated in Canadian dollars. Letters of credit of approximately $81.7 million and $57.1 million were issued as of September 30, 2026 and December 31, 2025, respectively. As of both September 30, 2026 and December 31, 2025, letter of credit fees accrued at 0.4375% per annum for performance standby letters of credit, and at 1.250% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation.
As of September 30, 2026 and December 31, 2025, availability for revolving loans totaled $1,126.1 million and $1,724.9 million, respectively, or up to $668.3 million and $692.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $257.8 million and $257.0 million of availability in either Canadian dollars or Mexican pesos as of September 30, 2026 and December 31, 2025, respectively. The unused facility fee as of both September 30, 2026 and December 31, 2025 accrued at a rate of 0.175% per annum.

Other Credit Facilities
The Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of September 30, 2026 and December 31, 2025, letters of credit issued under this facility totaled $16.3 million and $33.4 million, respectively, which accrued fees at 0.50% per annum for both periods. Additionally, in October 2026, the Company entered into a new letter of credit agreement providing for the issuance of up to $100 million in aggregate of performance and financial standby letters of credit.
Senior Notes
4.500% Senior Notes. As of both September 30, 2026 and December 31, 2025, the gross carrying amount of the Company’s 4.500% senior notes due August 15, 2028 (the “4.500% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $586.7 million and $595.7 million, respectively.
5.900% Senior Notes. As of both September 30, 2026 and December 31, 2025, the gross carrying amount of the Company’s 5.900% senior notes due June 15, 2029 (the “5.900% Senior Notes”) totaled $550.0 million, and their estimated fair value totaled approximately $550.8 million and $574.1 million, respectively.
6.625% Senior Notes. As further described below, the Company used a portion of the net proceeds from the 5.850% Senior Notes (as defined below) to redeem the $74.9 million aggregate principal amount of the 6.625% Senior Notes that would have otherwise matured on August 15, 2029 (the “6.625% Senior Notes”).
5.850% Senior Notes. On August 17, 2026, the Company completed an offering of $650 million aggregate principal amount of 5.850% senior unsecured notes due September 30, 2036 (the “5.850% Senior Notes”). Interest on the 5.850% Senior Notes is payable semiannually in arrears on March 30 and September 30 of each year, beginning on March 30, 2027. The 5.850% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other senior unsecured indebtedness. The 5.850% Senior Notes are effectively subordinated to all secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all of the obligations of the subsidiaries of the Company, including trade payables. As of September 30, 2026, the estimated fair value of the Company’s 5.850% Senior Notes totaled approximately $617.3 million.
The Company has the option to redeem all or a portion of the 5.850% Senior Notes at the redemption prices specified in the indenture that governs the 5.850% Senior Notes (the “5.850% Senior Notes Indenture”), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If a change of control triggering event, as defined in the 5.850% Senior Notes Indenture, occurs, each holder of the 5.850% Senior Notes will have the right to require the Company to repurchase all or any portion of such holder’s 5.850% Senior Notes then outstanding at a price equal to 101% of the principal amount of the 5.850% Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, subject to the right of holders of 5.850% Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.
The 5.850% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries to create liens, enter into sale and leaseback transactions and effect mergers, subject to certain exceptions. The 5.850% Senior Notes Indenture provides for customary events of default, which include, subject, in certain cases, to customary grace and cure periods, among others, nonpayment of principal or interest; breach of other covenants or agreements in the 5.850% Senior Notes Indenture; failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% of the 5.850% Senior Notes then outstanding may declare the principal amount, premium, if any, and accrued interest on all of the 5.850% Senior Notes to be immediately due and payable.
The Company used a portion of the net proceeds from the 5.850% Senior Notes offering to repay $450 million of the $600 million senior unsecured term loan facility (the “2025 Term Loan Facility”) and redeem the $74.9 million aggregate principal amount of the 6.625% Senior Notes that would have otherwise matured on August 15, 2029. The redemption was completed on August 17, 2026 (the “Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the 6.625% Senior Notes redeemed, plus accrued and unpaid interest to, but not including, the Redemption Date. The remaining net proceeds were used for working capital and other general corporate purposes.
The estimated fair values of the Company’s senior notes outstanding as of September 30, 2026 and December 31, 2025, as applicable, were determined based on an exit price approach using Level 2 inputs.
2025 Term Loan Facility
As described above, the Company used a portion of the net proceeds from the 5.850% Senior Notes to repay $450 million of the original $600 million aggregate principal amount under the 2025 Term Loan Facility, which matures on June 26, 2028. As of September 30, 2026 and December 31, 2025, outstanding borrowings were $150 million and $600 million, respectively, and accrued interest at rates of 5.03% and 4.85%, respectively. Such borrowings are not subject to amortization and are not guaranteed by, or secured by any assets of, the Company or any of its subsidiaries. The fair value of the 2025 Term Loan Facility as of September 30, 2026 and December 31, 2025, as estimated based on an income approach utilizing significant unobservable Level 3 inputs, including discount rate assumptions, approximated its carrying value.
2026 Term Loan Facility
On July 7, 2026, the Company entered into a new senior unsecured delayed draw term loan agreement (the “2026 Term Loan Facility”), providing $700 million in delayed draw term loan commitments (the “Term Loan Commitments”), consisting of $400 million of three-year commitments (the “Three-Year Tranche”) and $300 million of four-year commitments (the “Four-Year Tranche”). The Term Loan Commitments were fully drawn in July 2026, and were used to finance a portion of the cash consideration for the acquisition of Superior and related transaction and financing costs. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. The Three-Year Tranche will mature on July 20, 2029 and the Four-Year Tranche will mature on July 19, 2030. Loans under the Three-Year Tranche are not subject to amortization. Loans under the Four-Year Tranche will be amortized in quarterly principal installments of $3.75 million commencing on

December 31, 2027 and will increase to $7.5 million on December 31, 2028, until maturity, subject to the application of certain prepayments. As of September 30, 2026, the Company had $700 million outstanding under the 2026 Term Loan Facility. The fair value of the 2026 Term Loan Facility as of September 30, 2026, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Outstanding loans under the Three-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the 2026 Term Loan Facility, plus a margin of 1.000% to 1.500%, or (b) Base Rate, as defined below, plus a margin of up to 0.500%. Outstanding loans under the Four-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.125% to 1.625%, or (b) Base Rate, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the 2026 Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the 2026 Term Loan Facility, as of the most recent fiscal quarter. As of September 30, 2026, the 2026 Term Loan Facility accrued interest at a rate of 5.20%.
The obligations under the 2026 Term Loan Facility are not guaranteed and are not secured by any assets of the Company or any of its subsidiaries. The 2026 Term Loan Facility contains affirmative and negative covenants that, among other things, limit the Company’s ability to engage in certain activities, including, but not limited to, acquisitions, mergers and consolidations, debt incurrence, investments, asset sales and lien incurrence. In addition, the 2026 Term Loan Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts. The 2026 Term Loan Facility requires the Company to maintain a Consolidated Leverage Ratio, as defined in the 2026 Term Loan Facility, of not more than 3.50:1.00 as of the end of any fiscal quarter (except that, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $200 million occurs, such ratio is increased to 4.00:1.00 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters). For purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness, as defined in the 2026 Term Loan Facility.
Debt Covenants
The Company’s outstanding debt instruments are subject to certain provisions and covenants, as more fully described above and in Note 8 – Debt in the Company’s 2025 Form 10-K. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both September 30, 2026 and December 31, 2025.
Additional Information
The Company recorded deferred financing costs and debt discounts of $12.2 million in connection with the amendment to the Credit Facility, the 2026 Term Loan Facility, and the 5.850% Senior Notes offering, including $2.2 million of debt discount associated with the 5.850% Senior Notes. These amounts are being amortized to interest expense using the effective interest method over the respective terms of those instruments.
As of September 30, 2026 and December 31, 2025, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $21.8 million and $16.0 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 8 – Debt in the Company’s 2025 Form 10-K.
Loss on Extinguishment of Debt
For the three months ended September 30, 2026, the Company recognized a pre-tax debt extinguishment loss of $3.2 million, including the write-off of unamortized debt discount associated with the redemption of the $74.9 million 6.625% Senior Notes and unamortized deferred financing costs associated with the repayment of $450 million of the $600 million outstanding under the 2025 Term Loan Facility, which is separately presented within the Company’s consolidated statements of operations.
Note 9 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing primarily for machinery, equipment, and vehicles, including certain related party leases. As of September 30, 2026, the Company’s leases have remaining lease terms of up to 13 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of September 30, 2026 and December 31, 2025 totaled $865.6 million and $798.8 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $638.8 million and $560.1 million as of September 30, 2026 and December 31, 2025, respectively. Depreciation expense associated with finance leases totaled $19.0 million and $16.9 million for the three months ended September 30, 2026 and 2025, respectively, and totaled $53.9 million and $53.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Operating Leases
Operating lease additions for the three months ended September 30, 2026 and 2025 totaled $104.6 million and $42.3 million, respectively, and for the nine months ended September 30, 2026 and 2025, totaled $224.4 million and $138.8 million, respectively. Acquisition-related additions for the nine months ended September 30, 2026 were immaterial. For the three months ended September 30, 2026 and 2025, operating lease costs for leases that have terms in excess of one year totaled approximately $67.6 million and $57.3 million, respectively, of which $6.0 million and $5.4 million, respectively, represented variable lease costs. For the nine months ended September 30, 2026 and 2025, rent expense for such leases totaled approximately $198.4 million and $162.4 million, respectively, of which $17.0 million and $15.5 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $263.0 million and $186.0 million for the three months ended September 30, 2026 and 2025, respectively, and totaling approximately $708.9 million and $468.6 million for the nine months ended September 30, 2026 and 2025, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of September 30, 2026 were as follows (in millions):

	Finance Leases	Operating Leases
2026, remaining three months	$46.1	$60.2
2027	162.2	212.1
2028	135.0	155.2
2029	89.3	79.7
2030	32.4	36.8
Thereafter	4.5	45.1
Total minimum lease payments	$469.5	$589.1
Less amounts representing interest	(32.9)	(53.0)
Total lease obligations, net of interest	$436.6	$536.1
Less current portion	154.2	200.5
Long-term portion of lease obligations, net of interest	$282.4	$335.6
The following table presents weighted average remaining lease terms and discount rates for finance and non-cancelable operating leases as of the dates indicated:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Finance leases	3.1	3.1
Operating leases	3.4	3.4
Weighted average discount rate:
Finance leases	4.9%	4.9%
Operating leases	5.3%	5.2%
Note 10 – Stockholders' Equity
Share Activity
The Company’s share repurchase program provides for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. There were no share repurchases under the Company’s share repurchase program for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company repurchased 0.7 million shares of its common stock for an aggregate purchase price totaling $77.3 million, which completed the Company’s $150 million March 2020 share repurchase program. As of September 30, 2026, the full amount under the Company’s May 2025 $250 million share repurchase program remains available for future repurchases. The Company’s share repurchase program does not have an expiration date and may be modified or suspended at any time at the Company’s discretion.
On July 20, 2026, the Company reissued 1,219,498 shares held in treasury as part of the consideration transferred in the acquisition of Superior. The shares had a cost basis of $43.8 million. During the second quarter of 2026, the Company reissued 67,592 shares of its treasury stock with a cost basis of $2.4 million in settlement of certain Additional Payments in connection with the HMG acquisition. For additional information related to shares issued for acquisitions, see Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net.

Stock-Based Compensation
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2026, there were approximately 3,836,000 shares available for future grants. Non-cash stock-based compensation expense under all plans totaled approximately $11.3 million and $9.3 million for the three months ended September 30, 2026 and 2025, respectively, and totaled approximately $31.0 million and $25.6 million for the nine months ended September 30, 2026 and 2025, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $2.0 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, income tax benefits totaled $8.5 million and $5.8 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $2.6 million and $1.3 million for the respective periods.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of September 30, 2026, total unearned compensation related to restricted shares was approximately $73.0 million, which amount is expected to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted shares that vested totaled approximately $0.5 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and totaled approximately $59.3 million and $27.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2025	1,038,778	$92.26
Granted	199,194	303.78
Vested	(198,302)	99.53
Canceled/forfeited	(20,972)	115.10
Non-vested restricted shares, as of September 30, 2026	1,018,698	$131.73
(a)    Includes 131 restricted stock units as of September 30, 2026; none were outstanding as of December 31, 2025.
Note 11 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. The Company’s consolidated effective tax rates were 23.8% and 21.3% for the three months ended September 30, 2026 and 2025, respectively, and 24.2% and 21.2% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 included income tax benefits primarily due to the vesting of share-based payment awards and return-to-provision adjustments resulting from the finalization of the Company’s 2025 federal tax return, offset, in part, by the effects of a higher state income tax rate. For the nine months ended September 30, 2025, the Company’s effective tax rate included income tax benefits primarily due to the reversal of uncertain tax position liabilities related to a state audit and the release of valuation allowances on certain deferred tax assets that were no longer necessary, offset, in part, by an increase in income tax expense due to higher pre-tax income.
On July 4, 2025, new tax legislation was signed into law, known as the One Big Beautiful Bill Act (the “OBBBA”), which makes changes to certain U.S. corporate tax provisions, many of which become effective later in 2026 and thereafter.  The Company has undertaken efforts to reasonably estimate the impact of the provisions of the new law and expects that there will be no material impact on the consolidated financial statements.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications and digital infrastructure, primarily for wireless and wireline/fiber networks, data center buildout and interconnection, wireless integration and optimization and install-to-the-home services, as well as select utility infrastructure, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure services, including the construction and maintenance of buildings, roads, bridges, rail, water/sewer systems and other civil infrastructure, including data center infrastructure; and environmental remediation services. The Power Delivery segment primarily serves the energy, utility and data center infrastructure industries through the engineering, large load electrical contracting, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas lines, power reserve and battery infrastructure, and distribution network systems, substations and grid modernization; emergency restoration services following natural disasters and accidents; and environmental planning and compliance services. The Pipeline Infrastructure segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, water and carbon capture sequestration pipelines, as well as pipeline integrity, including the repair of pipeline infrastructure and facilitating their safe use throughout their lifecycle, and other services for the energy and utilities industries. The Other segment includes certain equity investees, the services of which may vary from those provided by the Company’s primary segments, as well as other small business units with activities in certain international end-markets.
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
The Company incurred restructuring charges of $7.1 million during the three months ended September 30, 2026, which were primarily recorded within general and administrative expenses. These charges consisted primarily of employee separation costs, lease termination and related charges, consulting fees, and other direct costs incurred as a result of restructuring activities. The charges were incurred by the Communications segment as part of initiatives to rightsize the operational support model and rationalize select markets that do not align with the Company’s longer-term growth and margin objectives. As of September 30, 2026, a restructuring liability of $2.1 million was included within other accrued expenses.
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

Three Months Ended September 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2026:
Revenue (a)	$806.9	$1,825.9	$1,835.2	$724.1	$—	$(39.8)	$5,152.3
Costs of revenue, excluding depreciation and amortization	729.6	1,603.4	1,566.5	633.9	—	(42.5)	4,490.9
Other segment items (b)	23.3	73.2	27.2	15.1	(10.0)	—	128.8
EBITDA	$54.0	$149.3	$241.5	$75.1	$10.0	$2.7	$532.6

2025:
Revenue (a)	$914.6	$1,364.1	$1,110.7	$597.8	$—	$(20.3)	$3,966.9
Costs of revenue, excluding depreciation and amortization	794.3	1,197.9	966.2	490.6	—	(20.3)	3,428.7
Other segment items (b)	17.3	50.8	40.2	15.2	(7.1)	—	116.4
EBITDA	$103.0	$115.4	$104.3	$92.0	$7.1	$—	$421.8

Nine Months Ended September 30,	Communications	Clean Energy and Infrastructure	Power Delivery	Pipeline Infrastructure	Other	Eliminations	Total Reportable Segments
2026:
Revenue (a)	$2,497.9	$4,777.5	$4,127.1	$2,049.4	$—	$(97.2)	$13,354.7
Costs of revenue, excluding depreciation and amortization	2,263.7	4,222.4	3,591.8	1,659.9	—	(90.5)	11,647.3
Other segment items (b)	60.3	188.7	108.8	51.0	(13.2)	—	395.6
EBITDA	$173.9	$366.4	$426.5	$338.5	$13.2	$(6.7)	$1,311.8

2025:
Revenue (a)	$2,432.3	$3,411.3	$3,056.0	$1,493.9	$—	$(34.1)	$10,359.4
Costs of revenue, excluding depreciation and amortization	2,143.5	3,008.3	2,702.9	1,253.1	—	(34.1)	9,073.7
Other segment items (b)	56.4	147.2	106.2	42.2	(22.3)	—	329.7
EBITDA	$232.4	$255.8	$246.9	$198.6	$22.3	$—	$956.1
(a)    Total consolidated revenue equals total reportable segment revenue of $5,152.3 million and $3,966.9 million for the three months ended September 30, 2026 and 2025, respectively, and $13,354.7 million and $10,359.4 million for the nine months ended September 30, 2026 and 2025, respectively, as there is no revenue recorded within Corporate results.
(b)    Other segment items for each reportable segment include general and administrative expenses, equity in earnings from the Company’s equity method investments, and other income or expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Segment EBITDA to Income Before Income Taxes:	2026	2025	2026	2025
Segment EBITDA	$532.6	$421.8	$1,311.8	$956.1
Less:
Interest expense, net	61.8	45.4	152.4	128.3
Depreciation	93.8	71.8	263.2	218.0
Amortization	75.3	32.7	151.4	98.0
Corporate	81.6	60.2	239.5	170.4
Income before income taxes	$220.2	$211.6	$505.3	$341.4

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and Amortization:	2026	2025	2026	2025
Communications	$15.8	$15.8	$49.6	$45.4
Clean Energy and Infrastructure	40.5	26.6	113.6	81.1
Power Delivery	69.4	34.2	133.2	106.3
Pipeline Infrastructure	41.6	25.7	112.4	76.6
Other	—	—	—	—
Corporate	1.8	2.3	5.8	6.6
Consolidated depreciation and amortization	$169.1	$104.6	$414.6	$316.0

Assets:	September 30, 2026	December 31, 2025
Communications	$2,074.4	$1,962.3
Clean Energy and Infrastructure	3,650.8	2,816.6
Power Delivery	5,192.1	2,621.6
Pipeline Infrastructure	2,620.8	1,928.7
Other	378.6	364.0
Corporate	220.4	230.3
Consolidated assets	$14,137.1	$9,923.5

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures:	2026	2025	2026	2025
Communications	$10.4	$3.9	$20.2	$20.1
Clean Energy and Infrastructure	13.5	7.7	41.0	27.0
Power Delivery	19.0	15.5	76.0	56.4
Pipeline Infrastructure	32.7	27.6	106.2	59.2
Other	—	—	—	—
Corporate	11.8	14.0	32.3	17.1
Consolidated capital expenditures	$87.4	$68.7	$275.7	$179.8
Foreign Operations. MasTec operates primarily in the United States and has foreign operations in Canada. Revenue derived from foreign operations totaled $89.6 million and $39.0 million for the three months ended September 30, 2026 and 2025, respectively, and totaled $210.2 million and $132.7 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Pipeline Infrastructure segment. As of September 30, 2026 and December 31, 2025, long-lived assets held by the Company’s businesses in foreign countries included property and equipment, net, of $20.7 million and $23.0 million, respectively, and intangible assets and goodwill, net, of $105.6 million and $108.8 million, respectively. The Company’s long-lived and intangible assets and goodwill in foreign countries primarily relate to its Canadian operations.
Significant Customers. No customer represented greater than 10% of the Company’s total consolidated revenue in either of the three or nine months ended September 30, 2026. For both the three and nine months ended September 30, 2025, AT&T represented approximately 10% of the Company’s total consolidated revenue. The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for maintenance services and construction/installation contracts for wireless and wireline, and for which the related revenue is included primarily within the Communications segment. Revenue from governmental entities for both the three and nine months ended September 30, 2026 totaled approximately 14% of total revenue, and for both the three and nine months ended September 30, 2025, totaled approximately 13%, all of which was derived from its U.S. operations.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its VIEs. In addition, from time to time, certain customers require the Company to post letters of credit to ensure payment of subcontractors and vendors, and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2026 and December 31, 2025, there were $98.0 million and $90.5 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2026 or December 31, 2025.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2026 and December 31, 2025, outstanding performance and payment bonds approximated $13.4 billion and $10.9 billion, respectively, and estimated costs to complete projects secured by these bonds totaled $5.0 billion and $4.6 billion, respectively. Included in these balances as of September 30, 2026 and December 31, 2025 are $1.3 billion and $1.1 billion, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.

Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of twelve civil and infrastructure construction projects. Income and/or loss incurred by these joint ventures is generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2026, the Company was not aware of material claims against it in connection with these arrangements. Included in the Company’s cash balances as of September 30, 2026 and December 31, 2025 are amounts held by entities that are proportionately consolidated totaling $49.2 million and $45.0 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 – Fair Value of Financial Instruments and Note 14 – Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $4.6 million and $3.3 million as of September 30, 2026 and December 31, 2025, respectively, which amounts are generally not available for use in the Company’s other operations.
As of September 30, 2026 and December 31, 2025, MasTec’s estimated gross liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $373.7 million and $306.8 million, respectively, of which $271.3 million and $224.9 million were reflected within other long-term liabilities, with the remainder reflected within other accrued expenses, in the consolidated balance sheets as of the respective periods. Related insurance recoveries/receivables totaled $27.7 million and $25.2 million as of September 30, 2026 and December 31, 2025, respectively, of which $24.4 million and $22.4 million were reflected within other long-term assets, with the remainder reflected within other current assets, in the consolidated balance sheets as of the respective periods.
MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $7.8 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $3.4 million and $7.4 million as of September 30, 2026 and December 31, 2025, respectively. Outstanding surety bonds related to self-insurance programs amounted to $235.4 million and $198.6 million as of September 30, 2026 and December 31, 2025, respectively.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both September 30, 2026 and December 31, 2025, the Company had accrued project close-out liabilities of approximately $5 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,685 customers for the nine months ended September 30, 2026. As of September 30, 2026, no customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2025, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position. The Company derived approximately 30% and 35% of its revenue from its top ten customers for the three months ended September 30, 2026 and 2025, respectively, and approximately 32% and 34% for the nine months ended September 30, 2026 and 2025, respectively.
Note 14 – Related Party Transactions
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Prior to and through a portion of the first quarter of 2026, CCI was an entity in which Juan Carlos Mas, an immediate family member of the Company’s CEO and its Chairman of the Board, served as the chairman. Additionally, a member of management of a MasTec subsidiary and an entity owned by the Mas family were minority owners of CCI until such ownership interests were sold during the first quarter of 2026, at which time the related-party relationship ended. MasTec paid CCI approximately $1.8 million for the three months ended September 30, 2025, and $2.3 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively, for such services. Amounts payable to CCI totaled approximately $0.8 million as of December 31, 2025. The Company also rented equipment to CCI and revenue from such rentals totaled approximately $0.3 million for the nine months ended September 30, 2025.

MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. MasTec incurred subcontracting expenses in connection with this arrangement of approximately $4.9 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $6.7 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively. Related amounts payable totaled approximately $4.0 million as of September 30, 2026, and were immaterial as of December 31, 2025.
MasTec has an aircraft leasing arrangement with an entity that is owned by Jorge Mas. Payments related to this leasing arrangement totaled approximately $1.4 million for both the three months ended September 30, 2026 and 2025, and $4.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Construction services include, and have included, the construction of a soccer facility and stadium, as well as utility and wireless infrastructure services. Construction services related to site preparation for this new soccer complex began in 2023 and stadium construction is expected to be completed by the end of 2026. Revenue under these arrangements totaled approximately $6.5 million and $16.5 million for the three months ended September 30, 2026 and 2025, respectively, and $50.9 million and $46.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, amounts receivable related to these arrangements totaled approximately $20.5 million and $37.5 million, respectively. Payments for other expenses related to the Franchise totaled approximately $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. As of both September 30, 2026 and December 31, 2025, life insurance assets associated with these agreements totaled approximately $27.5 million.
In any given year, the Company may engage in certain transactions on behalf of or to former owners of acquired businesses (“former owners”) and/or entities in which members of subsidiary management have ownership or commercial interests (“related entities or entity”). A summary of these related party transactions for the periods indicated is noted below.
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, related entities. Payments to these related entities totaled approximately $9.9 million and $10.6 million for the three months ended September 30, 2026 and 2025, respectively, and $37.3 million and $27.3 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue from such arrangements totaled approximately $4.1 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively, and $11.3 million and $8.6 million for the nine months ended September 30, 2026 and 2025, respectively. Payables associated with such arrangements totaled approximately $3.7 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, accounts receivable, net, less deferred revenue related to these arrangements totaled approximately $2.9 million and $3.9 million, respectively.
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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations for the quarterly period ended September 30, 2026 and relevant prior periods. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2025 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Recent Transactions
Superior Acquisition. On July 20, 2026, we completed the acquisition of Electrical Specialists, Inc., d/b/a The Superior Group (“Superior”), a premier full-service electrical contractor focused on critical infrastructure with approximately 3,000 employees, which is included within our Power Delivery segment. Superior is a recognized leader in large load electrical infrastructure while serving a diverse range of end markets, including technology, healthcare, entertainment and industrial. The aggregate purchase price consisted of $1.2 billion in cash, net of cash acquired, subject to certain working capital and other contractually agreed-upon adjustments; 1,219,498 shares of MasTec common stock issued from our treasury shares, which had a fair value of $410.5 million as of the acquisition date; and a three-year earn-out liability, with no maximum payment amount, valued at approximately $179.4 million. The cash portion of the acquisition was funded with a combination of cash on hand, borrowings under our amended Credit Facility and the 2026 Term Loan Facility. See Note 8 – Debt in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding the amended Credit Facility and the 2026 Term Loan Facility.
General Economic, Market and Regulatory Conditions
As disclosed within our “Risk Factors” in our 2025 Form 10-K, we are subject to risks related to, among other factors, tariffs and trade actions and geopolitical events that may affect macroeconomic conditions, supply chains, costs and customer demand. Sustained geopolitical tensions, including ongoing conflicts in the Middle East, have contributed to increased volatility and uncertainty in the energy and capital markets, including higher fuel prices used to operate our fleet of vehicles, machinery and equipment, and such volatility could persist if these events are further prolonged or escalate. At the same time, a heightened focus on domestic energy security and independence may incentivize oil and gas development and increase demand for renewable alternatives.
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

Additionally, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States increasing federal support for oil and gas production while reducing support for renewable energy and infrastructure. In particular, the acceleration of the phaseout of certain clean energy tax credits established under the Inflation Reduction Act may affect the timing and long-term demand for certain renewable energy projects, while other provisions incentivize oil and gas development and support energy infrastructure such as carbon capture and energy storage. The OBBBA, along with other evolving trade and immigration policies, may have both positive and negative effects on our business, including, but not limited to, shifts in the timing, type and scope of customer projects, fluctuations in demand for our services, and changes in capital and labor costs, including availability.
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
Business Overview
We are a leading North American infrastructure engineering and construction company focused primarily on engineering, building, installation, maintenance and upgrade of communications, energy and utility and other infrastructure, such as: wireless, wireline/fiber; power delivery infrastructure, including transmission, distribution, large load electrical infrastructure, grid hardening and modernization, environmental planning and compliance; power generation infrastructure, primarily from clean energy and renewable sources; pipeline infrastructure, including for natural gas, water and carbon capture sequestration pipelines and pipeline integrity services; heavy civil and industrial infrastructure, including the construction and maintenance of buildings, roads, bridges, rail, water/sewer systems and other civil infrastructure, including data center infrastructure; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 95 years. As of September 30, 2026, we had approximately 42,000 employees and 800 locations. We offer our services under the MasTec® and other service marks and we have been consistently ranked among the top specialty contractors within Engineering News-Record’s Top 400 Contractors.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. For contracts with not-to-exceed maximum amounts, we include in estimated backlog only the portion of the remaining maximum contractual amounts that, based on our estimates, we expect to realize. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 23% of our estimated September 30, 2026 backlog in 2026. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	September 30, 2026	June 30, 2026	September 30, 2025
Communications	$5,053	$5,461	$5,055
Clean Energy and Infrastructure	8,315	7,791	5,026
Power Delivery	8,913	6,347	5,128
Pipeline Infrastructure	2,265	1,792	1,571
Other	—	—	—
Estimated 18-month backlog	$24,546	$21,391	$16,780
As of September 30, 2026, 34% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors relative to “General Economic, Market and Regulatory Conditions” mentioned above. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of September 30, 2026, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $9.0 billion of estimated future revenue under master service and other service agreements and estimated amounts under certain not-to-exceed contracts within our backlog estimates, as described above, and the exclusion of approximately $3.6 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2026 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.4 billion of estimated future revenue under master service and other service agreements included within our backlog estimate, which is not included within our remaining performance obligations for the same period.
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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. A summary of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2026, there were no material changes in our critical accounting estimates or policies previously disclosed in our 2025 Form 10-K.

Results of Operations
Comparison of Consolidated Results
The following tables, which may contain slight summation differences due to rounding, reflect our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, as appropriate, which are described in the comparison of results section below. In our discussions, “acquisition” results are defined as results from acquired businesses for the first twelve months following the dates of the respective acquisitions, with the balance of results for a particular item attributed to “organic” activity. Unless otherwise stated, comparisons are for the quarters ended September 30, 2026 and 2025.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,				Change
	2026		2025		$	%
Revenue	$5,152.3	100.0%	$3,966.9	100.0%	$1,185.4	29.9%
Costs of revenue, excluding depreciation and amortization	4,491.5	87.2%	3,429.2	86.4%	1,062.3	31.0%
Depreciation	93.8	1.8%	71.8	1.8%	21.9	30.5%
Amortization of intangible assets	75.3	1.5%	32.7	0.8%	42.6	130.1%
General and administrative expenses	228.5	4.4%	183.6	4.6%	45.0	24.5%
Equity in earnings of integral unconsolidated affiliates, net	(12.2)	(0.2)%	—	—%	(12.2)	—%
Operating income	$275.4	5.3%	$249.6	6.3%	$25.8	10.4%
Interest expense, net	61.8	1.2%	45.4	1.1%	16.4	36.0%
Equity in earnings of unconsolidated affiliates, net	(8.0)	(0.2)%	(6.6)	(0.2)%	(1.5)	22.7%
Loss on extinguishment of debt	3.2	0.1%	—	—%	3.2	0.0%
Other income, net	(1.7)	(0.0)%	(0.9)	(0.0)%	(0.8)	87.9%
Income before income taxes	$220.2	4.3%	$211.6	5.3%	$8.5	4.0%
Provision for income taxes	(52.4)	(1.0)%	(45.1)	(1.1)%	(7.3)	16.2%
Net income	$167.7	3.3%	$166.5	4.2%	$1.2	0.7%
Net income attributable to non-controlling interests	17.2	0.3%	5.8	0.1%	11.3	193.9%
Net income attributable to MasTec, Inc.	$150.6	2.9%	$160.7	4.0%	$(10.1)	(6.3)%
Revenue. On a consolidated basis, revenue increased by $1,185 million, or 30%, driven by our segment results. See Analysis of Revenue and EBITDA by Segment for further details. Organic revenue increased by approximately $469 million, or 12%, as compared with the same period in 2025, and acquisitions contributed $716 million of revenue for the three months ended September 30, 2026.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $1,025 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $38 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue, increased by approximately 70 basis points to 87.2% of revenue for the three months ended September 30, 2026 from 86.4% of revenue for the same period in 2025. The basis point increase was due to a combination of project mix and reduced project efficiencies, primarily within our Pipeline Infrastructure and Communications segments, as well as certain overhead costs incurred within our Pipeline Infrastructure segment to maintain operating capacity in support of expected future project work.
Depreciation. Organic depreciation expense increased by approximately $17 million, or 24%, driven primarily by higher capital expenditures to support operational growth and the replacement of older machinery and equipment. Acquisitions contributed approximately $5 million of depreciation expense for the three months ended September 30, 2026. As a percentage of revenue, depreciation was generally flat, as compared with the same period in 2025.
Amortization of intangible assets. Amortization expense increased for the three months ended September 30, 2026, primarily due to approximately $45 million of additional amortization associated with acquisitions, offset, in part, by a decrease of $3 million resulting from the timing of amortization and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets increased by approximately 60 basis points as compared with the same period in 2025, primarily due to additional amortization associated with acquisitions.
General and administrative expenses. Organic general and administrative expenses increased by approximately $25 million, or 14%, primarily due to an increase in compensation expense, including stock-based compensation, and increased insurance costs to support business growth, as well as a $5 million increase in expense from fair value adjustments, primarily related to changes in estimated Earn-out accruals, $7 million of restructuring charges and $6 million of acquisition and integration costs incurred during the third quarter of 2026. These increases were partially offset by an increase in net gains on asset sales and reductions in the effects of timing of ordinary course legal matters. Acquisitions contributed an additional $20 million of general and administrative expenses for the three months ended September 30, 2026. Overall, general and administrative expenses decreased by approximately 20 basis points as a percentage of revenue for the three months ended September 30, 2026 as compared with the same period in 2025 due, in part, to higher levels of revenue.

Equity in earnings of integral unconsolidated affiliates, net. For the three months ended September 30, 2026, equity in earnings from unconsolidated affiliates that are operationally integral to the Company’s business (the “Integral Investments”) totaled approximately $12 million, and related to equity interests acquired as part of the Superior acquisition.
Interest expense, net. The increase in interest expense, net, resulted primarily from higher average balances on our variable rate debt, which accounted for an increase of approximately $14 million, primarily driven by indebtedness incurred in connection with the Superior acquisition.
Equity in earnings of unconsolidated affiliates, net. For the three months ended September 30, 2026 and 2025, equity in earnings from unconsolidated affiliates, net, totaled approximately $8 million and $7 million, respectively, and related primarily to our investment in the Waha JVs.
Loss on extinguishment of debt. During the third quarter of 2026, we incurred a loss on debt extinguishment of approximately $3 million in connection with the redemption of our 6.625% Senior Notes and the repayment of $450 million of the $600 million outstanding under our 2025 Term Loan Facility.
Other income, net. For the three months ended September 30, 2026, other income, net, consisted primarily of other miscellaneous income.
Provision for income taxes. For the three months ended September 30, 2026, our effective tax rate was 23.8% as compared with 21.3% for the same period in 2025. Our effective tax rate for the three months ended September 30, 2026 included income tax benefits primarily due to benefits related to return-to-provision adjustments resulting from the finalization of the Company’s 2025 federal income tax return, offset, in part, by the effects of a higher state income tax rate, whereas for the three months ended September 30, 2025, our effective tax rate included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit and the release of valuation allowances on certain deferred tax assets that were no longer necessary, offset, in part, by an increase in income tax expense due to higher pre-tax income.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $17 million for the three months ended September 30, 2026, as compared with $6 million for the same period in 2025. The increase was primarily attributable to the results of certain entities with minority interest holders acquired as part of the Superior acquisition and, to a lesser extent, increased activity at certain entities within the Pipeline Infrastructure segment with minority interest holders.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,				Change
	2026		2025		$	%
Revenue	$13,354.7	100.0%	$10,359.4	100.0%	$2,995.3	28.9%
Costs of revenue, excluding depreciation and amortization	11,659.6	87.3%	9,075.0	87.6%	2,584.7	28.5%
Depreciation	263.2	2.0%	218.0	2.1%	45.2	20.7%
Amortization of intangible assets	151.4	1.1%	98.0	0.9%	53.4	54.4%
General and administrative expenses	649.2	4.9%	524.4	5.1%	124.8	23.8%
Equity in earnings of integral unconsolidated affiliates, net	(12.2)	(0.1)%	—	—%	(12.2)	0.0%
Operating income	$643.5	4.8%	$443.9	4.3%	$199.5	45.0%
Interest expense, net	152.4	1.1%	128.3	1.2%	24.1	18.8%
Equity in earnings of unconsolidated affiliates, net	(14.7)	(0.1)%	(23.9)	(0.2)%	9.2	(38.4)%
Loss on extinguishment of debt	3.2	0.0%	—	—%	3.2	0.0%
Other income, net	(2.8)	(0.0)%	(1.9)	(0.0)%	(0.9)	48.5%
Income before income taxes	$505.3	3.8%	$341.4	3.3%	$164.0	48.0%
Provision for income taxes	(122.2)	(0.9)%	(72.4)	(0.7)%	(49.8)	68.8%
Net income	$383.1	2.9%	$269.0	2.6%	$114.2	42.4%
Net income attributable to non-controlling interests	41.6	0.3%	12.6	0.1%	29.0	229.4%
Net income attributable to MasTec, Inc.	$341.5	2.6%	$256.3	2.5%	$85.2	33.2%
Revenue. On a consolidated basis, revenue increased by $2,995 million, or 29%, driven by our segment results. See Analysis of Revenue and EBITDA by Segment for further details. Organic revenue increased by approximately $1,916 million, or 18%, as compared with the same period in 2025, and acquisitions contributed $1,080 million of revenue for the nine months ended September 30, 2026.
Costs of revenue, excluding depreciation and amortization. Higher levels of revenue contributed an increase of $2,624 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $39 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 30 basis points to 87.3% of revenue for the nine months ended September 30, 2026 from 87.6% of revenue for the same period in 2025. The basis point decrease was due to a combination of project mix and improved project efficiencies, primarily within our Pipeline Infrastructure and Power Delivery segments, offset, in part, by reduced productivity and efficiencies within our Communications segment.

Depreciation. Organic depreciation expense increased by approximately $36 million, or 16%, driven primarily by higher capital expenditures to support operational growth and the replacement of older machinery and equipment. Acquisitions contributed approximately $10 million of depreciation expense for the nine months ended September 30, 2026. As a percentage of revenue, depreciation decreased by approximately 10 basis points, as compared with the same period in 2025, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization expense increased for the nine months ended September 30, 2026, primarily due to approximately $63 million of additional amortization associated with acquisitions, offset, in part, by a decrease of approximately $9 million resulting from the timing of amortization and the completion of amortization for certain intangible assets associated with prior year acquisitions. As a percentage of revenue, amortization of intangible assets increased by approximately 20 basis points as compared with the same period in 2025, primarily due to additional amortization associated with acquisitions.
General and administrative expenses. Organic general and administrative expenses increased by approximately $89 million, or 17%, primarily due to an increase in compensation expense, including stock-based compensation, and increased insurance costs to support business growth, as well as an approximately $10 million increase in expense from changes in the fair value of contingent consideration payable to former owners of an acquired business, an approximately $16 million increase in expense from changes to estimated Earn-out accruals, $7 million of restructuring charges and $6 million of acquisition and integration costs incurred during the third quarter of 2026. These increases were offset, in part, by reductions in the effects of timing of ordinary course legal matters and an increase in net gains on asset sales. Acquisitions contributed an additional $36 million of general and administrative expenses for the nine months ended September 30, 2026. Overall, general and administrative expenses decreased by approximately 20 basis points as a percentage of revenue for the nine months ended September 30, 2026 as compared with the same period in 2025 due, in part, to higher levels of revenue.
Equity in earnings of integral unconsolidated affiliates, net. For the nine months ended September 30, 2026, equity in earnings from the Integral Investments totaled approximately $12 million, and related to equity interests acquired as part of the Superior acquisition.
Interest expense, net. The increase in interest expense, net, resulted primarily from higher average balances on our variable rate debt, which accounted for an increase of approximately $21 million.
Equity in earnings of unconsolidated affiliates, net. For the nine months ended September 30, 2026 and 2025, equity in earnings from unconsolidated affiliates, net, totaled approximately $15 million and $24 million, respectively, related primarily to our investment in the Waha JVs. The decrease was driven primarily by an other-than-temporary impairment of $8 million on a separate equity method investment.
Loss on extinguishment of debt. During the nine month period ended September 30, 2026, we incurred a loss on debt extinguishment of approximately $3 million in connection with the redemption of our 6.625% Senior Notes and the repayment of $450 million of the $600 million outstanding under our 2025 Term Loan Facility which occurred during the third quarter of 2026.
Other income, net. For the nine months ended September 30, 2026, other income, net, consisted primarily of a gain on the sale of our 15% equity interest in CCI and other miscellaneous income, offset, in part, by certain exit costs and other charges.
Provision for income taxes. For the nine months ended September 30, 2026, our effective tax rate was 24.2% as compared with 21.2% for the same period in 2025. Our effective tax rate for the nine months ended September 30, 2026 included income tax benefits primarily due to the vesting of share-based payment awards and return-to-provision adjustments resulting from the finalization of the Company’s 2025 federal income tax return, offset, in part, by the effects of a higher state income tax rate, whereas for the nine months ended September 30, 2025, our effective tax rate included an income tax benefit primarily due to the reversal of uncertain tax position liabilities related to a state audit and the release of valuation allowances on certain deferred tax assets that were no longer necessary, offset, in part, by an increase in income tax expense due to higher pre-tax income.
Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $42 million for the nine months ended September 30, 2026, as compared with $13 million for the same period in 2025. The increase was primarily attributable to increased activity at certain entities within the Pipeline Infrastructure segment with minority interest holders and, to a lesser extent, the results of certain entities with minority interest holders acquired as part of the Superior acquisition.
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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Revenue				EBITDA and EBITDA Margin
	Three Months Ended September 30,		Change		Three Months Ended September 30,				Change
Segment:	2026	2025	$	%	2026		2025		$	%
Communications	$806.9	$914.6	$(107.7)	(11.8)%	$54.0	6.7%	$103.0	11.3%	$(49.1)	(47.6)%
Clean Energy and Infrastructure	1,825.9	1,364.1	461.8	33.9%	149.3	8.2%	115.4	8.5%	33.8	29.3%
Power Delivery	1,835.2	1,110.7	724.5	65.2%	241.5	13.2%	104.3	9.4%	137.2	131.6%
Pipeline Infrastructure	724.1	597.8	126.4	21.1%	75.1	10.4%	92.0	15.4%	(17.0)	(18.4)%
Other	—	—	—	—%	10.0	NM	7.1	NM	2.9	40.5%
Eliminations (a)	(39.8)	(20.3)	(19.6)	97.0%	2.7	NM	—	—%	2.7	NM
Segment Total	$5,152.3	$3,966.9	$1,185.4	29.9%	$532.6	10.3%	$421.8	10.6%	$110.8	26.3%
Corporate	—	—	—	—%	(81.6)	—%	(60.2)	—%	(21.2)	35.3%
Consolidated Total	$5,152.3	$3,966.9	$1,185.4	29.9%	$451.0	8.8%	$361.6	9.1%	$89.4	24.7%
NM - Percentage is not meaningful
(a)    Represents intersegment eliminations and adjustments related to transactions entered into in the normal course of business.
Communications Segment Results
Revenue. The decrease in revenue was driven primarily by lower levels of wireless project activity due, in part, to customer project timing.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 460 basis points, or $37 million, primarily due to the effects of project execution mix associated with higher levels of wireline project activity and, to a lesser extent, restructuring activities undertaken during the quarter. Lower levels of revenue resulted in a decrease in EBITDA of approximately $12 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, supported by continued strong demand across general building, including data-center related projects, and water infrastructure projects. Organic revenue growth contributed approximately $321 million, or a 24% increase, as compared with the same period in 2025, while acquisitions contributed an additional $141 million of revenue.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 30 basis points, or $5 million, due primarily to project mix and reduced productivity and efficiencies on certain industrial project work, partially offset by improved productivity and efficiencies on certain infrastructure project work, including contributions from certain acquired entities. Higher levels of revenue resulted in an increase in EBITDA of approximately $39 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, supported by continued strong demand, including increases in transmission and distribution-related project work. The revenue increase also reflects higher levels of data-center related electrical infrastructure project work, including contributions from the recently acquired Superior business. Organic revenue growth contributed approximately $244 million, or a 22% increase, as compared with the same period in 2025, while acquisitions contributed an additional $480 million of revenue.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 380 basis points, or $69 million, primarily due to improved efficiencies and project mix, including contributions from the recently acquired Superior business. Higher levels of revenue resulted in an increase in EBITDA of approximately $68 million.
Pipeline Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including midstream pipeline project activity and other infrastructure-related work. Organic revenue growth contributed approximately $85 million, or a 14% increase, as compared with the same period in 2025, while acquisitions contributed an additional $41 million of revenue.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 500 basis points, or $36 million, due primarily to the timing and mix of project activity, as well as the effects of overhead costs incurred to maintain operating capacity in support of expected future project work. Higher levels of revenue contributed an increase in EBITDA of approximately $19 million.
Other Segment Results
EBITDA. The EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs and, to a lesser extent, income from other businesses and investments.

Corporate Results
EBITDA. For the three months ended September 30, 2026, Corporate EBITDA included approximately $6 million of acquisition and integration costs, $7 million of expense, net, from changes to estimated Earn-out accruals and approximately $3 million of a loss on debt extinguishment. For the three months ended September 30, 2025, Corporate EBITDA included approximately $2 million of expense, net, from the changes in the fair value of contingent consideration payable to former owners of an acquired business. Corporate expenses for the three months ended September 30, 2026 not related to the above-described items increased by approximately $7 million as compared with the same period in 2025, due primarily to increases in insurance and compensation, including stock-based compensation.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Revenue				EBITDA and EBITDA Margin
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,				Change
Segment:	2026	2025	$	%	2026 (b)		2025		$	%
Communications	$2,497.9	$2,432.3	$65.5	2.7%	$173.9	7.0%	$232.4	9.6%	$(58.6)	(25.2)%
Clean Energy and Infrastructure	4,777.5	3,411.3	1,366.1	40.0%	366.4	7.7%	255.8	7.5%	110.6	43.3%
Power Delivery	4,127.1	3,056.0	1,071.2	35.1%	426.5	10.3%	246.9	8.1%	179.5	72.7%
Pipeline Infrastructure	2,049.4	1,493.9	555.5	37.2%	338.5	16.5%	198.6	13.3%	139.9	70.4%
Other	—	—	—	—%	13.2	NM	22.3	NM	(9.2)	(41.1)%
Eliminations (a)	(97.2)	(34.1)	(63.0)	184.3%	(6.7)	NM	—	—%	(6.7)	NM
Segment Total	$13,354.7	$10,359.4	$2,995.3	28.9%	$1,311.8	9.8%	$956.1	9.2%	$355.7	37.2%
Corporate	—	—	—	—%	(239.5)	—%	(170.4)	—%	(69.0)	40.5%
Consolidated Total	$13,354.7	$10,359.4	$2,995.3	28.9%	$1,072.3	8.0%	$785.7	7.6%	$286.6	36.5%
NM - Percentage is not meaningful
(a)Represents intersegment eliminations and adjustments related to transactions entered into in the normal course of business.
(b)For the nine months ended September 30, 2026, the Other segment EBITDA included approximately $8 million of an other-than-temporary impairment related to an equity method investment.
Communications Segment Results
Revenue. The increase in revenue was driven primarily by higher levels of wireline project activity and, to a lesser extent, higher install-to-the-home project volumes, partially offset by lower wireless project activity due, in part, to customer project timing.
EBITDA. As a percentage of revenue, EBITDA decreased by approximately 260 basis points, or $65 million, primarily due to costs to exit certain markets in our install-to-the-home business, as well as the effects of certain project close-outs and project execution mix associated with higher levels of wireline project activity, and, to a lesser extent, restructuring activities undertaken during the third quarter of 2026. Higher levels of revenue resulted in an increase in EBITDA of approximately $6 million.
Clean Energy and Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity across renewables, general building, including data-center related projects, and water infrastructure projects, supported by continued strong demand in these end markets. Organic revenue growth contributed approximately $963 million, or a 28% increase, as compared with the same period in 2025, while acquisitions contributed an additional $404 million of revenue.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 20 basis points, or $8 million, due primarily to project mix and improved productivity and efficiencies on certain infrastructure project work, including contributions from certain acquired entities. Higher levels of revenue resulted in an increase in EBITDA of approximately $102 million.
Power Delivery Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, supported by continued strong demand, including timing-related increases in transmission and distribution-related project work, as well as higher levels of data-center related electrical infrastructure project work. The increase also included contributions from the recently acquired Superior business beginning in the third quarter of 2026. Organic revenue growth contributed approximately $591 million, or a 19% increase, as compared with the same period in 2025, while acquisitions contributed an additional $480 million of revenue.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 230 basis points, or $93 million, primarily due to improved efficiencies and project mix, including contributions from the recently acquired Superior business, as well as the non-recurrence of reduced efficiencies at certain project sites in the prior year period. Higher levels of revenue resulted in an increase in EBITDA of approximately $87 million.

Pipeline Infrastructure Segment Results
Revenue. The increase in revenue was due primarily to higher levels of project activity, including midstream pipeline project activity and other infrastructure-related work. Organic revenue growth contributed approximately $511 million, or a 34% increase, as compared with the same period in 2025, while acquisitions contributed an additional $45 million of revenue.
EBITDA. As a percentage of revenue, EBITDA increased by approximately 320 basis points, or $66 million, due primarily to improved efficiencies, as well as the effects of project mix. Higher levels of revenue contributed an increase in EBITDA of approximately $74 million.
Other Segment Results
EBITDA. The EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, and, to a lesser extent, income from other businesses and investments, offset, in part, by an other-than-temporary impairment related to an equity method investment.
Corporate Results
EBITDA. For the nine months ended September 30, 2026, Corporate EBITDA included approximately $6 million of acquisition and integration costs, $13 million of expense, net, from changes to estimated Earn-out accruals, approximately $13 million of expense, net, from changes in the fair value of contingent consideration to former owners of an acquired business, and approximately $3 million of a loss on debt extinguishment. For the nine months ended September 30, 2025, Corporate EBITDA included approximately $3 million of income, net, from changes to estimated Earn-out accruals and approximately $4 million of expense, net, from the changes in the fair value of additional contingent payments to former owners of an acquired business. Corporate expenses for the nine months ended September 30, 2026 not related to the above-described items increased by approximately $34 million as compared with the same period in 2025 due primarily to increases in insurance, compensation, including stock-based compensation, and the effects of timing of ordinary course legal and other settlement matters.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”), adjusted net income attributable to MasTec, Inc. (“Adjusted Net Income Attributable to MasTec, Inc.”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the respective periods, non-cash stock-based compensation expense, changes in fair value of acquisition-related contingent items, acquisition and integration costs, impairments of equity method investments, loss on extinguishment of debt, and restructuring charges; and, for Adjusted Net Income, Adjusted Net Income Attributable to MasTec, Inc. and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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
Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted. We also exclude intangible asset amortization and the effects of changes in fair value of acquisition-related contingent items from our non-U.S. GAAP financial measures due to their non-operational nature and inherent volatility, as activity, including from acquisitions, varies from period to period. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, the revenue and all other expenses of the acquired entities are included within our non-U.S. GAAP financial measures, unless otherwise stated. Acquisition-related contingent items consist of (i) changes in fair value of acquisition-related contingent consideration, which is composed of earn-outs, that are contingent upon the achievement of reaching certain post-acquisition levels of earnings and (ii) changes in fair value of additional payments in connection with the 2021 acquisition of Henkels & McCoy Holdings, Inc. based on the fluctuation of our share price and contingent upon the post-acquisition collections of certain receivables, and which were fully settled during the second quarter of 2026. We exclude impairments of equity method investments, as these charges do not reflect the ordinary course of the Company’s business and are not incurred on a predictable basis. Our computation of non-U.S. GAAP financial measures also excludes acquisition and integration costs, consisting of legal, professional, and other expenses incurred in connection with acquisition activities, as well as costs incurred to integrate acquired businesses, due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. Restructuring charges consist of employee separation costs, lease termination and related charges, consulting fees, and other direct costs incurred as a result of restructuring activities. We believe that this presentation is common practice within our industry and improves comparability of our results with those of our peers. Our non-U.S. GAAP financial measures for prior periods presented have not been recast to exclude acquisition and integration costs, as the impact of such adjustments would have been immaterial.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
EBITDA Reconciliation:	2026		2025		2026		2025
Net income	$167.7	3.3%	$166.5	4.2%	$383.1	2.9%	$269.0	2.6%
Interest expense, net	61.8	1.2%	45.4	1.1%	152.4	1.1%	128.3	1.2%
Provision for income taxes	52.4	1.0%	45.1	1.1%	122.2	0.9%	72.4	0.7%
Depreciation	93.8	1.8%	71.8	1.8%	263.2	2.0%	218.0	2.1%
Amortization of intangible assets	75.3	1.5%	32.7	0.8%	151.4	1.1%	98.0	0.9%
EBITDA	$451.0	8.8%	$361.6	9.1%	$1,072.3	8.0%	$785.7	7.6%
Non-cash stock-based compensation expense	11.3	0.2%	9.3	0.2%	31.0	0.2%	25.6	0.2%
Changes in fair value of acquisition-related contingent items	7.5	0.1%	2.5	0.1%	26.4	0.2%	0.6	0.0%
Acquisition and integration costs	6.3	0.1%	—	—%	6.3	0.0%	—	—%
Impairments of equity method investments	—	—%	—	—%	7.9	0.1%	—	—%
Loss on extinguishment of debt	3.2	0.1%	—	—%	3.2	0.0%	—	—%
Restructuring charges	7.1	0.1%	—	—%	7.1	0.1%	—	—%
Adjusted EBITDA	$486.4	9.4%	$373.5	9.4%	$1,154.3	8.6%	$811.9	7.8%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
EBITDA	$451.0	8.8%	$361.6	9.1%	$1,072.3	8.0%	$785.7	7.6%
Non-cash stock-based compensation expense (a)	11.3	0.2%	9.3	0.2%	31.0	0.2%	25.6	0.2%
Changes in fair value of acquisition-related contingent items (a)	7.5	0.1%	2.5	0.1%	26.4	0.2%	0.6	0.0%
Acquisition and integration costs (a)	6.3	0.1%	—	—%	6.3	0.0%	—	—%
Impairments of equity method investments (a)	—	—%	—	—%	7.9	0.1%	—	—%
Loss on extinguishment of debt (a)	3.2	0.1%	—	—%	3.2	0.0%	—	—%
Restructuring charges (a)	7.1	0.1%	—	—%	7.1	0.1%	—	—%
Adjusted EBITDA	$486.4	9.4%	$373.5	9.4%	$1,154.3	8.6%	$811.9	7.8%
Segment:
Communications	$61.1	7.6%	$103.0	11.3%	$181.0	7.2%	$232.4	9.6%
Clean Energy and Infrastructure	149.3	8.2%	115.4	8.5%	366.4	7.7%	255.8	7.5%
Power Delivery	241.5	13.2%	104.3	9.4%	426.5	10.3%	246.9	8.1%
Pipeline Infrastructure	75.1	10.4%	92.0	15.4%	338.5	16.5%	198.6	13.3%
Other	10.0	NM	7.1	NM	21.0	NM	22.3	NM
Eliminations (b)	2.7	NM	—	NM	(6.7)	NM	—	NM
Segment Total	$539.6	10.5%	$421.8	10.6%	$1,326.7	9.9%	$956.1	9.2%
Corporate	(53.2)	—	(48.4)	—	(172.4)	—	(144.2)	—
Adjusted EBITDA	$486.4	9.4%	$373.5	9.4%	$1,154.3	8.6%	$811.9	7.8%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, changes in fair value of acquisition-related contingent items, acquisition and integration costs, and loss on extinguishment of debt are included within Corporate, while impairments of equity method investments are included within the Other segment EBITDA and restructuring charges are included within the Communications segment EBITDA.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$167.7	$166.5	$383.1	$269.0
Adjustments:
Amortization of intangible assets	75.3	32.7	151.4	98.0
Non-cash stock-based compensation expense	11.3	9.3	31.0	25.6
Changes in fair value of acquisition-related contingent items	7.5	2.5	26.4	0.6
Acquisition and integration costs	6.3	—	6.3	—
Impairments of equity method investments	—	—	7.9	—
Loss on extinguishment of debt	3.2	—	3.2	—
Restructuring charges	7.1	—	7.1	—
Total adjustments, pre-tax	$110.7	$44.6	$233.4	$124.2
Income tax effect of adjustments (a)	(25.2)	(10.2)	(54.6)	(28.4)
Adjusted net income	$253.2	$200.9	$561.9	$364.8
Net income attributable to non-controlling interests	17.2	5.8	41.6	12.6
Adjusted net income attributable to MasTec, Inc.	$236.1	$195.1	$520.3	$352.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted earnings per share	$1.89	$2.04	$4.32	$3.26
Adjustments:
Amortization of intangible assets	0.94	0.42	1.91	1.25
Non-cash stock-based compensation expense	0.14	0.12	0.39	0.33
Changes in fair value of acquisition-related contingent items	0.09	0.03	0.33	0.01
Acquisition and integration costs	0.08	—	0.08	—
Impairments of equity method investments	—	—	0.10	—
Loss on extinguishment of debt	0.04	—	0.04	—
Restructuring charges	0.09	—	0.09	—
Total adjustments, pre-tax	$1.39	$0.57	$2.95	$1.58
Income tax effect of adjustments (a)	(0.32)	(0.13)	(0.69)	(0.36)
Adjusted diluted earnings per share	$2.96	$2.48	$6.57	$4.48
(a)Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three months ended September 30, 2026 and 2025, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 23.8% and 21.3%, respectively, and as adjusted, were expenses, with effective tax rates of 23.5% and 21.6%, respectively. For the nine months ended September 30, 2026 and 2025, our consolidated tax amounts were expenses, with effective tax rates, as reported, of 24.2% and 21.2%, respectively, and as adjusted, were expenses, with effective tax rates of 23.9% and 21.7%, respectively. See Note 11 – Income Taxes in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding our consolidated tax amounts and effective tax rates for the respective periods.
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

Capital Expenditures. For the nine months ended September 30, 2026, we spent approximately $276 million on capital expenditures, or $229 million, net of asset disposals, and incurred approximately $213 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $320 million on capital expenditures, or approximately $250 million, net of asset disposals, in 2026, and we expect to incur approximately $255 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment leases and other financing arrangements versus purchase decisions based on management’s evaluation of short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the nine months ended September 30, 2026, we used $1.6 billion, net of cash acquired, for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. From time to time, our acquisitions may contain certain additional payments if specified conditions are met. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of September 30, 2026 was approximately $259 million. Of this amount, approximately $18 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the nine months ended September 30, 2026 and 2025, payments related to our Earn-out liabilities totaled $21 million and $25 million, respectively.
Income Taxes. For the nine months ended September 30, 2026 and 2025, tax payments, net of tax refunds, totaled approximately $18 million and $37 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory and materials requirements, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in billed and unbilled revenue. As of September 30, 2026, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, totaled approximately $5.3 billion as of September 30, 2026 as compared with $3.5 billion as of December 31, 2025, due primarily to higher levels of revenue, as well as the timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of September 30, 2026, we had approximately $1,727 million in working capital, defined as current assets less current liabilities, as compared with $1,058 million as of December 31, 2025, an increase of approximately $669 million. Cash and cash equivalents totaled approximately $482 million and $396 million as of September 30, 2026 and December 31, 2025, respectively, for an increase of $86 million. See discussion below for further details regarding our cash flows and related activity.
Sources and uses of cash are summarized below (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$387.8	$173.0
Net cash used in investing activities	$(1,855.8)	$(155.3)
Net cash provided by (used in) financing activities	$1,554.2	$(187.0)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, net, prepaid expenses and other current assets, accounts payable and accrued expenses, and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities was $388 million as compared to $173 million for the nine months ended September 30, 2026 and 2025, respectively, for an increase in net cash provided by operating activities of approximately $215 million. The increase was due primarily to (i) an increase in net income compared with the prior period; and (ii) changes in working capital compared with the prior period, including from the positive effect of timing-related changes in accounts payable and accrued expenses and increases in contract liabilities associated with ordinary course project starts, partially offset by the unfavorable effect of timing-related changes in accounts receivable, net, primarily driven by higher levels of revenue and an increase in DSO.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. Our DSO was 75 as of September 30, 2026 as compared with DSO of 65 as of December 31, 2025. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and, to a lesser extent, the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of September 30, 2026 as compared with December 31, 2025 was due to timing of ordinary course billing and collection activities. Other than certain ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities was $1,856 million as compared to $155 million for the nine months ended September 30, 2026 and 2025, respectively, for an increase of $1,701 million. We paid $1,634 million in cash, net of cash acquired, related to acquisition activity during the nine months ended September 30, 2026, as compared to $24 million for the same period in 2025, for an increase of $1,610 million. These acquisitions were funded with a combination of cash on hand, borrowings under our senior unsecured credit facility, and our 2026 Term Loan Facility. Capital expenditures totaled $276 million, or $229 million net of asset disposals, for the nine months ended September 30, 2026, as compared with $180 million, or $137 million net of asset disposals, for the same period in 2025, for an increase in cash used in investing activities of approximately $92 million, primarily to support operational growth and the replacement of older machinery and equipment. Proceeds from other investments of approximately $17 million for the nine months ended September 30, 2026 related to cash proceeds from the sale of our 15% equity interest in one of our investments.
Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2026 was $1,554 million, as compared to $187 million of net cash used in financing activities for the same period in 2025, for an increase in cash provided by financing activities of approximately $1,741 million. The increase was primarily due to borrowings, net of repayments, under our credit facility and term loans, which increased by $1,095 million for the nine months ended September 30, 2026 as compared with the same period in 2025, mainly driven by $700 million of borrowings under our 2026 Term Loan Facility and additional borrowings under our Credit Facility to fund a portion of the Superior acquisition and related transaction and financing costs, as well as $650 million of proceeds from the issuance of our 5.850% Senior Notes. These borrowings were partially offset by the $450 million repayment of our $600 million 2025 Term Loan Facility and the redemption of the $75 million aggregate principal amount of our 6.625% Senior Notes during the third quarter of 2026. There were no share repurchases for the nine months ended September 30, 2026, compared to approximately $77 million of cash settled for share repurchases for the same period in 2025.

The increase in cash provided by financing activities was offset, in part, by payments for tax withholdings on stock-based awards, net of proceeds, of $18 million, an increase of approximately $13 million compared with the same period in 2025, and approximately $9 million of cash payments in 2026 for acquisition-related contingent assets related to the 2021 acquisition of HMG, compared with no such payments in 2025. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $21 million for the nine months ended September 30, 2026, compared with $25 million for the same period in 2025. Additionally, payments to holders of our non-controlling interests increased by $13 million for the nine months ended September 30, 2026, as compared with the same period in 2025, primarily related to distributions to minority interest holders.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”), which is composed of revolving commitments and matures on June 26, 2030. On July 7, 2026, the Credit Facility was amended to increase the aggregate revolving commitments from $1.9 billion to $2.25 billion. The other terms and conditions of the Credit Facility remain unchanged. As of September 30, 2026, outstanding revolving loans totaled approximately $1,042 million and availability for revolving loans totaled $1,126 million. Concurrent with the closing of the Superior acquisition, we borrowed $600 million under the Credit Facility, approximately $580 million of which was used to finance a portion of the cash consideration for the acquisition and related transactions and financing costs, with the remainder used for other working capital purposes.
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
Senior Notes
4.500% Senior Notes. We have $600 million aggregate principal amount of 4.500% senior unsecured notes due August 15, 2028 (the “4.500% Senior Notes”).
5.900% Senior Notes. We have $550 million aggregate principal amount of 5.900% senior unsecured notes due June 15, 2029 (the “5.900% Senior Notes”).
5.850% Senior Notes. On August 17, 2026, we completed an offering of $650 million aggregate principal amount of 5.850% senior unsecured notes due September 30, 2036 (the “5.850% Senior Notes”). We used a portion of the proceeds to repay $450 million of the outstanding $600 million under the senior unsecured term loan facility (the “2025 Term Loan Facility”) and to redeem the $75 million aggregate principal amount of our 6.625% Senior Notes.
2025 Term Loan Facility
As of September 30, 2026, we had $150 million outstanding under our 2025 Term Loan Facility, which matures on June 26, 2028.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2026, and we expect to be in compliance with these provisions and covenants for the next twelve months.
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
Impact of Inflation
The primary inflationary factors affecting our operations are labor, fuel and material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Immigration actions may also affect the availability of labor. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of their projects, and accordingly, demand for our services. Material and commodity prices are subject to volatility due to events outside of our control, such as tariff and trade actions and geopolitical events, which have contributed to recent market fluctuations. Inflation rates in the United States increased significantly over the past several years and, while inflationary pressure had shown signs of moderating, it remains elevated. We expect this high-cost and dynamic environment to continue for the remainder of 2026 due, in part, to trade actions and geopolitical events described above under “General Economic, Market and Regulatory Conditions.” Elevated levels of labor, fuel and material costs have in the past and could in the future negatively affect our project margins to the extent that we are unable to pass such cost increases along to our customers. In addition, there is uncertainty of what effect, if any, trade tariffs and recent geopolitical events will have on inflation in future periods. Such market and economic volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing, type and scope of project work.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest expense is affected by the prevailing interest rate environment. While the cost of our variable-rate debt fluctuates with changes in market interest rates, interest on our fixed rate debt is unaffected by such changes. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. As of September 30, 2026, our variable interest rate debt was primarily related to our Credit Facility and our term loans. As of September 30, 2026, we had approximately $1,042 million of outstanding revolving loans under our Credit Facility, $150 million outstanding under our 2025 Term Loan Facility, and $700 million outstanding under our 2026 Term Loan Facility, with weighted average interest rates of 5.09%, 5.03%, and 5.20%, respectively. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and term loans would have increased our interest expense by approximately $13 million for the nine months ended September 30, 2026.
As of September 30, 2026, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.500% Senior Notes, $550 million aggregate principal amount of 5.900% Senior Notes, $650 million aggregate principal amount of 5.850% Senior Notes and $437 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.90%. None of this debt subjects us to financial statement risk associated with changes in interest rates, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented approximately 2% of our total revenue for the nine months ended September 30, 2026. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the nine months ended September 30, 2026. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the nine months ended September 30, 2026, foreign currency translation losses, net, totaled approximately $3 million.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2026. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting. We acquired 4 businesses during the nine months ended September 30, 2026, and are in the process of integrating the acquired businesses into our internal control over financial reporting.
Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	3,318	$393.84	—	$250,000,000
August 1 through August 31	5,302	$306.28	—	$250,000,000
September 1 through September 30	8,789	$236.36	—	$250,000,000
Total	17,409		—
(a)Includes 3,318, 5,186 and 8,789 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in July, August and September of 2026, respectively, and 116 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in August of 2026.
(b)As of September 30, 2026, the full amount remains available for share repurchases under our May 2025 $250 million share repurchase program, which was publicly announced on May 1, 2025.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

4.1
Twenty-Second Supplemental Indenture, dated as of August 17, 2026, between MasTec, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to our Current Report on Form 8-K with the SEC on August 17, 2026 and incorporated by reference herein.

4.2	Form of 5.850% Senior Notes due 2036, filed as Exhibit 4.3 and included in Exhibit 4.2 to our Current Report on Form 8-K with the SEC on August 17, 2026 and incorporated by reference herein.
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

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: October 29, 2026
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)